Form 10QSB
period 2001-03-31
SAVOY CAPITAL INVESTMENTS INC
filed 2001-05-14
CIK 1113190

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-032103


                            SAVOY CAPITAL INVESTMENTS, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Colorado                                    84-1522003
_______________________________          __________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

4096 West Union Avenue       Denver, Colorado                      80236
___________________________________________________________________________
 (Address of principal executive offices)                       (Zip  Code)

                               (303) 798-0472
________________________________________________________________________________
                 (Registrant's telephone number, including area code)


________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ___        ___


    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                          Shares  Outstanding
            Class of Securities                              at May 10, 2001
            ___________________                           ___________________

            Common Stock, par value $0.001 per share          4,757,000


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The reviewed financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        SAVOY CAPITAL INVESTMENTS, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             March 31, 2001


                                   CONTENTS



         BALANCE SHEET ............................................  F-1

         STATEMENTS OF OPERATIONS .................................  F-2

         STATEMENTS OF CASH FLOWS .................................  F-3

         NOTES TO THE FINANCIAL STATEMENTS ........................  F-4




                            SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                 March 31, 2001



   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $  14,208
                                                                      --------
         Total current assets                                           14,208
                                                                      --------

         TOTAL ASSETS                                                $  14,208
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                                                                             -


STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 10,000,000
      shares authorized; 200,000 shares issued and
      outstanding                                                        2,000
   Common stock, $0.001 par value; 100,000,000
      shares authorized; 4,757,000 shares issued
      and outstanding                                                    4,757
   Additional paid-in capital                                           28,443
   Deficit accumulated during the
      development stage                                                (20,992)
                                                                      --------
                                                                        14,208
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  14,208
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                          F-1


                             SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                        For the
                        Period       For the    For the
                        March 6,     three      three
                        1997         months     months
                        (Inception)  ended      ended
                        to March 31, March 31,  March 31,
                            2001        2001      2000
                        -----------  ---------  ---------
REVENUES
  Referral fees         $     2,745  $   2,745  $       -
  Interest income                 7          -          -
                        -----------  ---------  ---------
  Total revenue               2,752      2,745          -

EXPENSES
  Selling, general and
   Administrative expense    23,744      9,667         25
                         ----------  ---------  ---------
        Total expenses       23,744      9,667         25
                         ----------  ---------  ---------
NET LOSS                    (20,992)    (6,922)       (25)

Accumulated deficit
  Balance,
    beginning of period           -    (14,070)    (4,500)
                         ----------  ---------  ---------
  Balance,
        end of period    $  (20,992) $ (20,992) $  (4,525)
                         ==========  =========  =========
NET LOSS PER SHARE       $     (NIL) $    (NIL) $    (NIL)
                         ==========  =========  =========
WEIGHTED AVERAGE
  NUMBER OFSHARES
  OUTSTANDING             4,541,793   4,757,000  4,500,000
                         ==========  ========== ==========


  The accompanying notes are an integral part of the financial statements.
                                          F-2



                            SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                        Period         For the      For the
                                        March 6,       three        three
                                        1997           months       months
                                        (Inception)    ended        ended
                                        to March 31,   March 31,    March 31,
                                           2001           2001        2000
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (20,992)  $   (6,922)  $    (25)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Decrease in accounts
        payable                                    -       (1,000)          -
      Stock issued for services                4,500            -           -
                                        ------------   ----------   ---------
    Net cash flows from
       operating activities                  (16,492)      (7,922)        (25)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                       -            -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                    25,700            -           -
  Issuance of preferred stock                  5,000            -           -
                                        ------------   ----------   ---------
    Net cash flows
      from financing activities               30,700            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                   14,208       (7,922)      4,975

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -       22,130           -
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $     14,208   $   14,208   $   4,975
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          F-3
[FN]

                           SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  March 31, 2001



1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Savoy Capital Investments, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2000.

                                          F-4



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

    The Company's current assets at March 31, 2001 totaled $14,208, entirely in the form of cash. The Company raised approximately $30,000 through the issuance of common and preferred stock during 2000. Its other source of liquidity included operating receipts of $2,745 for the quarter. These amounts were offset by capitalization and operating costs.

     Management anticipates that the Company's current liquid capital resources will be applied in the coming twelve months to meet the Company's reporting obligations under the Securities Exchange Act of 1934, as amended, and to cover general and administrative expenses. The Company anticipates that its current resources will be adequate for those purposes for at least the coming year.

The Company expects to meet such expenses with its current liquid capital resources, but if the funds available for use by the Company prove inadequate, the Company will seek to meet such expenses by seeking to have payment of them deferred, or by obtaining loans or other capital contributions from the Company's founding stockholders.

     The Company remains in the development stage and, since inception, has generated only insignificant amounts of revenue from its planned operations.

Results of Operations

During the fiscal quarter ended March 31, 2001, the Company has generated revenues of $2,745, entirely in the form of mortgage referral fees, and has incurred operating costs of $9,667, relating primarily to securities law compliance and corporate administration.

     For the current fiscal year, the Company anticipates an increased net loss owing to expenses associated primarily with compliance with reporting requirements and with the development of the Company's business plan.



                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             None


                               Signatures

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date: May 14, 2001                              SAVOY CAPITAL INVESTMENTS, INC.

                                                   By: /s/ Andrew N. Peterie
                                                   Andrew N. Peterie
                                                   President