Form 10QSB
period 2001-09-30
SAVOY CAPITAL INVESTMENTS INC
filed 2001-10-26
CIK 1113190

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                                          Shares  Outstanding
            Class of Securities                              at October 11, 2001
            ___________________                           ___________________

            Common Stock, par value $0.001 per share          4,757,000


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The reviewed financial statements of registrant for the three months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        SAVOY CAPITAL INVESTMENTS, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             September 30, 2001


                                   CONTENTS



         BALANCE SHEET ............................................  F-1

         STATEMENTS OF OPERATIONS .................................  F-2

         STATEMENTS OF CASH FLOWS .................................  F-3

         NOTES TO THE FINANCIAL STATEMENTS ........................  F-4




                            SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                 September 30, 2001



   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   8,438
                                                                      --------
         Total current assets                                            8,438
                                                                      --------

         TOTAL ASSETS                                                $   8,438
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                  $       -



STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 10,000,000
      shares authorized; 200,000 shares issued and
      outstanding                                                        2,000
   Common stock, $0.001 par value; 100,000,000
      shares authorized; 4,757,000 shares issued
      and outstanding                                                    4,757
   Additional paid-in capital                                           28,443
   Deficit accumulated during the
      development stage                                                (26,762)
                                                                      --------
                                                                         8,438
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   8,438
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                          F-1


                             SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                        For the
                        Period       For the    For the   For the   For the
                        March 6,     three      three     nine      nine
                        1997         months     months    months    months
                        (Inception)  ended      ended     ended     ended
                        to September September  September September September
                             30,         30,       30,     30,        30,
                            2001        2001      2000    2001       2000
                        -----------  ---------  ---------  ---------  ---------
REVENUES
  Referral fees         $     8,050  $       -  $       -  $   8,050  $       -
  Interest income                 7          -          7          -          7
                        -----------  ---------  ---------  ---------  ---------
  Total revenue               8,057          -          7      8,050          7

EXPENSES
  Selling, general and
   administrative expense    34,819      3,216      1,488     20,742      4,895
                         ----------  ---------  ---------  ---------  ---------
        Total expenses       34,819      3,216      1,488     20,742      4,895
                         ----------  ---------  ---------  ---------  ---------
NET LOSS                    (26,762)    (3,216)    (1,481)   (12,692)    (4,888)

Accumulated deficit
  Balance,
    beginning of period           -    (23,546)    (7,907)   (14,070)    (4,500)
                         ----------  ---------  ---------  ---------  ---------
  Balance,
        end of period    $  (26,762) $ (26,762) $  (9,388) $ (26,762) $  (9,388)
                         ==========  =========  =========  =========  =========
NET LOSS PER SHARE       $    (0.01) $    (NIL) $    (NIL) $    (NIL) $    (NIL)
                         ==========  =========  =========  =========  =========
WEIGHTED AVERAGE
  NUMBER OFSHARES
  OUTSTANDING             4,565,378   4,757,000  4,666,542  4,757,000  4,555,920
                         ==========  ==========  =========  =========  ========


  The accompanying notes are an integral part of the financial statements.
                                          F-2



                            SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                        Period          For the       For the
                                        March 6,        nine          nine
                                        1997            months        months
                                        (Inception) to  ended         ended
                                        September 30,   September 30, September 30,
                                        2001            2001          2000
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (26,762)  $  (12,692)  $ (4,888)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Decrease in accounts
        payable                                    -       (1,000)          -
      Stock issued for services                4,500            -           -
                                        ------------   ----------   ---------
    Net cash flows from
       operating activities                  (22,262)     (13,692)     (4,888)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                       -            -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                    25,700            -      25,700
  Issuance of preferred stock                  5,000            -       5,000
                                        ------------   ----------   ---------
    Net cash flows
      from financing activities               30,700            -      30,700
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    8,438      (13,692)     25,812

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -       22,130           -
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $      8,438   $    8,438   $  25,812
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          F-3

                           SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                September 30, 2001



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

                                          F-4



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

    The Company's current assets at September 30, 2001 totaled $8,438, entirely in the form of cash. The Company raised approximately $30,000 through the issuance of common and preferred stock during 2000. Its other source of liquidity included operating receipts of $8,050 for the nine months ended September 30, 2001. These amounts were offset by capitalization and operating costs.

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

Results of Operations

During the fiscal quarter ended September 30, 2001, the Company has generated revenues of $0, this is an decrease of $7 from the quarter ended
September 30, 2000. The Company has incurred operating costs of $3,216, which is an increase of $1,728 from the quarter ended September 30, 2000, relating primarily to securities law compliance and corporate administration.

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

Date: October 11, 2001                           SAVOY CAPITAL INVESTMENTS, INC.

                                                   By: /s/ Andrew N. Peterie
                                                   Andrew N. Peterie
                                                   President