Form 10KSB
period 2001-12-31
SAVOY CAPITAL INVESTMENTS INC
filed 2002-03-14
CIK 1113190

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

[ ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________________ to ___________________

                Commission file number  000-032103

                         Savoy Capital Investments, Inc.
          ------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 Colorado                                      84-1522003
     -------------------------------                      -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

        4096 West Union Avenue
           Denver, Colorado                                            80236
  ----------------------------------------                          ----------
  (Address of principal executive offices)                          (Zip Code)

Issuer's telephone number (303) 798-0472

Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of each exchange on
       Title of each class                                    which registered

   None
   ------------------------------                  ---------------------------

Securities registered under Section 12(g) of the Exchange Act:

       Common Stock, $.001 par value
       -------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                             ------   ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $8,057
                                                         ------

Of the 4,757,000 shares of voting stock of the registrant issued and outstanding as of March 6, 2002, 757,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format:  Yes        No  X
                                                   ------    ------

                                     PART I

Item 1.     Description of Business.

(a)     Business Development.

     Savoy Capital Investments, Inc., is a development-stage company that was organized under the laws of the State of Colorado on March 6, 1997. We are engaged in the online residential and commercial mortgage brokerage business, including the origination of new, refinance, second mortgage and home improvement loans. Our web site on the Internet is located at http://www.savoyloans.com. We are concentrating our marketing efforts in the
-------------------------
area of residential mortgage loans. As of the date of this report, we have generated only $8,050 in revenue from referral fees in connection with a small number of residential mortgage loans. Our executive offices are located at 4096 West Union Street, Denver, Colorado 80236. Our telephone number is (303) 798-0472 and our facsimile number is (720) 283-9860.

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

     On January 10, 2000, Savoy Capital Investments raised gross proceeds in the amount of $5,000 from the sale of an aggregate of 200,000 shares of preferred stock, representing all of our outstanding shares of preferred stock as of the date of this report, to Mr. Andrew N. Peterie, Sr., our sole executive officer and director, and Patricia Cudd, Esq., sole proprietor of Cudd & Associates, our legal counsel. Mr. Peterie paid cash in the amount of $4,760 ($.025 per share) and Ms. Cudd paid cash in the amount of $240 ($.025 per share), for the purchase of the shares. The sales of preferred stock to these two individuals were made in reliance upon the exemption from registration with the Securities and Exchange Commission provided by Section 4(2) of the Securities Act of 1933.

     See (b) "Business of Issuer" immediately below for a description of our current operations and future proposed activities.

(b)     Business of the Issuer.

General
-------

     We are a development-stage company engaged in the online residential and commercial mortgage brokerage business, including the origination of new, refinance, second mortgage and home improvement loans; concentrating our marketing efforts in the area of residential mortgage loans. Our offices are located at 4096 West Union Avenue, Denver, Colorado 80236. The telephone number is (303) 798-0472 and the facsimile number is (720) 283-9860. Our web site address is http://www.savoyloans.com. To date, we have devoted substantially all
           -------------------------
of our time and effort to organizational matters, developing a business plan, obtaining financing and establishing a web site. We have generated only $8,050 in revenue from referral fees in connection with a small number of residential mortgage loans as of the date of this report.

     We limit the scope of our business to the United States. However, because we market our services on the Internet, the properties financed may be located anywhere in the United States. As of this date, our revenue has been limited to referral fees relating to a small number of residential mortgage loans originated by others. We anticipate the origination of loans by Savoy Capital Investments with national wholesale lenders, primarily. We do not expect to be dependent on one or a few national wholesale lenders for the closing of our loans. We expect that the steps that we take in processing residential and commercial loans will be identical to those taken by the many lending institutions with which we will compete, except that we will not initially close any loans in-house. Further, many of our competitors employ sizeable staffs of loan officers, administrative personnel and others to gather the required information; complete the requisite forms and other documents; and close the mortgage lending transactions.

     We have not originated or refinanced any loans as of the date of this report. Further, because of this, we are unable to anticipate the number of loans that we may originate and/or refinance or the aggregate principal amount of any prospective loans during the year ended December 31, 2002. We may employ agents in the future if we derive a sufficient level of revenue from operations; however, management intends to employ an administrative employee, whose salary is expected to be approximately $25,000, before considering the employment of any agents.

     Our mortgage brokerage business is substantially impacted by the ongoing fluctuation in mortgage interest rates. During the period from 1994 to 1996, the mortgage brokerage business decreased in response to rising mortgage interest rates. During the period from 1996 to 1998, the mortgage brokerage business increased in response to falling mortgage interest rates. From 1996 to 1998, residential interest rates commenced falling and continued their downward movement. Although residential interest rates began climbing in 1999, declined again in 2001 and only recently stabilized at the current rate of approximately 6%, we cannot be certain that interest rates will continue at their present level or will not rise again. Any increase in residential or commercial interest rates could be expected to have a substantial negative impact upon our ability to generate revenue.

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

     Our  customized  web site is  located at  http://www.savoyloans.com  on the
                                               -------------------------
Internet. We intend to continuously enhance and improve the functionality and features of our web site based upon our experience in operating the site, depending upon the revenue that may be available from time-to-time for this purpose, and take steps to determine the best and most cost-effective means of advertising the site.

     We expect our business to be favorably impacted by the following, among other, factors:

o    Increased consumer usage of the Internet;

o    The burgeoning of the real estate market;

o    Low interest rates; and

o    The impact of baby boomers on purchasing trends.

Over the past five years approximately, the use of the Internet in the origination of loans has increased dramatically. This development is due in part to the relaxation of traditional underwriting criteria that has facilitated the origination of new, refinance, second mortgage and other loans that previously relied on a slow and laborious process of acquiring underwriting information. Employment of the Internet in the origination of mortgage loans involves, as the initial step, borrowers seeking financing through the vehicle of the Internet. The borrower would likely compare information available on web sites established by lenders, brokers or service providers offering mortgage loans in order to determine whether to further pursue the origination of a loan with a particular lender or broker. The origination of a loan could be initiated by the borrower's downloading documentation pertaining to the loan, such as loan application forms, credit authorizations and disclosure statements. We believe that the Internet is useful as a tool in originating residential and commercial mortgage loans, but could not be utilized to close loans. However, there is limited statistical and other information available to us regarding the use of the Internet to originate and/or close new, refinance, second mortgage and home improvement residential or commercial mortgage loans.

Marketing
---------

     While we expect the bulk of Savoy's business to be derived from marketing on the Internet, we also expect to generate mortgage loans by "word-of-mouth," realtors, attorneys and other traditional sources. The principal sources of loans originated by management through word-of-mouth are expected to be business associates, friends and other acquaintances. We may also advertise in newspapers and via direct mail and telemarketing, but have no plans to employ any of these methods of marketing at the present time. Since we have no prior experience in the employment of the Internet to originate residential or commercial mortgage loans, it is not feasible for us to predict the timing or size of the results of our proposed marketing efforts that will be necessary in order for us to become profitable. We are contemplating the use of online banners, text links and e-mail newsletters, among other devices, in our online marketing strategy. However, our online marketing strategy is in the initial stage of development and none of these devices has been implemented as of the date of this report. Although we have generated $8,050 in referral fees, we have no customers for our mortgage loan origination services, as of the date of this report.

Competition
-----------

     Through the date of this report, we have not originated or refinanced any mortgage loans although we have realized $8,050 in referral fees. Accordingly, we are an insignificant factor in the mortgage brokerage industry. Competition in the residential and commercial mortgage brokerage business is intense, with hundreds of lending institutions and brokers operating in the Denver metropolitan area alone. Many of these lenders enjoy name recognition within the Denver metropolitan area and/or nationally and have financial, personnel, technical and other resources far exceeding our resources. Additionally, many of these organizations with which we will be in competition are established and most have far greater financial resources, substantially greater experience and larger staffs than we do. For these reasons, we are certain that we will be incapable of competing with any of these companies in the foreseeable future except, however, to the extent to which any of these lenders and/or brokers operate marketing campaigns on the Internet. Although we believe that Savoy Capital Investments will have a distinct advantage in operating on the Internet, we also believe that there will be an increasing number of lenders and/or brokers seeking to originate new, refinance and second mortgage loans via the Internet. We hope, to the extent practicable, to minimize our weaknesses, including, among others, our undercapitalization, cash shortage, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition, through our focus on the Internet; which eliminates the need for a sizeable facility and marketing staff. We expect to face strong competition from both well-established companies and small independent companies like us. In addition, our business may be subject to decline because of generally increasing costs and expenses of doing business, thus further increasing anticipated competition. Additionally, it is anticipated that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable management to take advantage of these advances. The effect of any of these technological advances on Savoy Capital Investments, therefore, cannot be presently determined.

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

Intellectual Property
---------------------

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

Government Regulation
---------------------

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

Employees and Consultants
-------------------------

     As of the date of this report, we employ one individual, Mr. Andrew N. Peterie, Sr., our President, Secretary, Treasurer and sole director, on a part-time basis. Mr. Peterie, who owns beneficially approximately 84.1% of our outstanding common stock, has served in those positions without cash compensation since he became our sole executive officer and director on October 28, 1998. He devotes approximately 50% of his time to our business and affairs. For the foreseeable future, Mr. Peterie will receive no compensation in any form for his services rendered to Savoy Capital Investments in all capacities. Further, we have no plans to adopt any supplemental benefits or incentive arrangements at the present time. The funding totaling $25,700 received from our private placement of common stock completed in August 2000 was insufficient to permit us to employ an administrative employee in accordance with our plans. Accordingly, we will only employ this individual if our efforts to raise additional capital in the future are successful. We retained EasyWeb, Inc., Englewood, Colorado, as an independent consultant to design and maintain our web site. We expect to require the services of EasyWeb or another independent consultant in the future to maintain, enhance and/or modify our web site. Except for EasyWeb or such other consultant, we have no plans to retain any consultants or pay consulting fees to any person to perform services for Savoy Capital Investments in any capacity.


Item 2.     Description of Property.

     We own no real or personal property. We maintain our offices rent-free, pursuant to a verbal arrangement, at the business offices located at 4096 West Union Avenue, Denver, Colorado 80236, of Mr. Andrew N. Peterie, Sr., the President, the Secretary, the Treasurer, a director and an approximate 84.1% shareholder of Savoy Capital Investments. We have made arrangements with Mr. Peterie to use his offices free of charge for the foreseeable future. We anticipate the continued utilization of these offices on a rent-free basis until such time, if ever, as we obtain sufficient funding from debt and/or equity financing and/or generate a level of earnings sufficient to enable us to rent office space from an independent third party. The space that we currently occupy is expected to be adequate to meet our foreseeable future needs so long as we are in the development stage. Our telephone number is (303) 798-0472 and our facsimile number is (720) 283-9860.


Item 3.     Legal Proceedings.

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. As of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.


Item 4.     Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

     (a)    Market Information, Holders and Dividends.

     There has been no established public trading market for our common stock since our inception on March 6, 1997. As of March 6, 2002, we had 75 shareholders of record of our 4,757,000 outstanding shares of common stock. We have never paid or declared any dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

     (b)    Recent Sales of Unregistered Securities.

     On October 28,  1998,  we issued  4,294,000  shares of common  stock to Mr.
Andrew N. Peterie, Sr., and 206,000 shares of common stock to Patricia Cudd, Esq., in consideration for services performed by Mr. Peterie valued at $4,294 ($.001 per share), and legal services performed by Ms. Cudd valued at $206 ($.001 per share), in connection with our organization. On January 10, 2000, we issued 190,400 shares of preferred stock to Mr. Peterie and 9,600 shares of preferred stock to Ms. Cudd in consideration for $4,760 in cash ($.025 per share) in Mr. Peterie's case and $240 in cash ($.025 per share) in Ms. Cudd's case. Mr. Peterie serves as our sole executive officer and director and he and Ms. Cudd together own 4,331,000 shares, representing approximately 91% of the total number of outstanding shares, of our outstanding common stock as of the date of this report. The shares of preferred stock owned by Mr. Peterie and Ms. Cudd constitute all of Savoy Capital Investment's outstanding shares of preferred stock. We relied, in connection with the sales of the shares, upon the exemption from registration with the Securities and Exchange Commission afforded by Section 4(2) of the Securities Act of 1933 and the exemption from registration with the Colorado Division of Securities promulgated under Section 11-51-308(1)(p) of the Colorado Securities Act. To make the exemptions available, we relied upon the fact that the issuance and sale of the shares did not constitute a public securities offering together with the fact that, at the time of the sales,

     o  Mr.  Peterie  was  an  executive   officer,   director  and  controlling
shareholder of Savoy Capital Investments and

     o Cudd & Associates, a sole proprietorship owned by Ms. Cudd, was Savoy Capital Investment's legal counsel.

     During the period from June 26 through August 18, 2000, we issued and sold an aggregate of 257,000 shares of common stock to a total of forty-five persons, all of whom, except for one resident of the Republic of Northern Ireland, are residents of the State of Colorado, for cash consideration totaling $25,700. We made the sales in reliance upon the exemption from registration with the Securities and Exchange Commission provided under Section 3(b) of the Securities Act of 1933 and Regulation A promulgated under the Securities Act of 1933 and in reliance upon the exemption with the Colorado Division of Securities afforded under Section 11-51-308(1)(p) of the Colorado Securities Act. No underwriter was employed in connection with the offering and sale of the shares. The facts that we relied upon to make the federal exemption available include, among others, the following:

     (i) The aggregate offering price for the offering of the shares of common stock did not exceed $5,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offering in reliance upon Regulation A; and

     (ii) The fact that Savoy Capital Investments has not been since its inception:

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


Item 6.     Management's Discussion and Analysis or Plan of Operation.

General
-------

     We are engaged in the residential and commercial mortgage brokerage business, including the origination of new, refinance, second mortgage and home improvement loans; concentrating our marketing efforts in the area of residential mortgage loans. We have generated only $8,050 in referral fees and a net loss from operations through the date of this report. For the period from inception (March 6, 1997) to December 31, 2001, we realized $8,050 in referral fees and $7 in interest income and a net loss of $(30,254) ($(.01) per share). We realized referral fees of $8,050 and a net loss of $(16,184)($-0- per share) for the year ended December 31, 2001. For the year ended December 31, 2000, we realized $7 in interest income and a net loss of ($9,570) ($-0- per share).

Savoy Capital Investment's net losses for the period from inception to December 31, 2001, and the years ended December 31, 2001, and 2000, are the result of selling, general and administrative expenses and the very minimal or lack of revenue from operations. We are unable to predict the number or aggregate principal amount of mortgage loans that we will be able to originate and, accordingly, the amount of revenue that we will be able to generate, during our fiscal year ending December 31, 2002. We will not become profitable until we realize revenue from the successful origination of the number of mortgage loans required in order to generate revenue in excess of the amount of operating expenses that we incur. Thus, we are expected to continue to realize a loss until revenue from the origination of mortgage loans exceeds operating expenses, if ever.

Plan of Operation
-----------------

     We intend to generate revenue in the future through the enhancement and improvement of the functionality and features of our web site and the expenditure of funds for marketing, advertising and/or promotion. We are unable to calculate the cost of our plan of operations over the next twelve months. We believe that the unused proceeds aggregating $5,371 from sales of our common and preferred stock together with revenue generated from our business, may not be sufficient to finance these and other future activities and that it will be necessary to raise additional funds through equity and/or debt financing in the next twelve months. The full implementation of our business plan over the long term is dependent upon our ability to raise significant additional capital from equity and/or debt financing and/or achieve profitable operations. Although we intend to explore all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings, there can be no assurance that we will be able to generate any additional capital whatsoever. In the event that only limited additional financing is received, we expect our opportunities in the mortgage brokerage business to be limited. Further, even if we succeed in obtaining the level of funding necessary to generate a commercial level of sales through the improvement and enhancement of our Internet site and the expenditure of additional funds for marketing, advertising and/or promotion, this will not ensure that operations will be profitable.

     The success of our Internet-based mortgage brokerage business is dependent upon our ability to originate a significant number of new, refinance, second mortgage and/or home improvement loans. We cannot be certain that:

     o We will achieve commercial acceptance for any of our services in the future;

     o  Future service revenues will be significant; or

     o We will have sufficient funds available for enhancement and improvement of the functionality and features of our web site or for marketing, advertising and/or promotion.

The likelihood of our success will depend upon our ability:

     o To raise additional capital from equity and/or debt financing to overcome the problems and risks described in this report;

     o To absorb the expenses and delays frequently encountered in the operation of a new business; and

     o  To succeed in the competitive environment in which we will operate.

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

Results of Operations - Year Ended December 31, 2001, Versus Year Ended December
--------------------------------------------------------------------------------
31, 2000
--------

     We have realized only $8,050 in referral fees and $7 in interest income since our inception on March 6, 1997. We incurred a net loss of $(16,184) for the year ended December 31, 2001, as compared to a net loss of $(9,570) for the year ended December 31, 2000, because of $8,050 in referral fees and $(16,184) in selling, general and administrative expenses for the year ended December 31, 2001, as compared to $7 in interest income and $(9,570) in expenses for the year ended December 31, 2000.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

     As of December 31, 2001, we had total/current assets comprised of cash and cash equivalents in the amount of $5,371 and total/current liabilities of $425. Working capital was $4,946 at December 31, 2001. Our assets represent the balance of proceeds of $25,700 received from our successful offering of 257,000 shares of common stock pursuant to Regulation A under the Securities Act of 1933 completed August 18, 2000, and proceeds of $5,000 received from the sale of preferred stock to our sole executive officer and director and legal counsel. As a result of our having very minimal assets and a deficit accumulated during the development stage of $(30,254), our total stockholders' equity as of December 31, 2001, was $4,946. There can be no assurance that our financial condition will improve.

     To date, Savoy has been funded through the sale of common stock for gross proceeds in the amount of $25,700 and preferred stock for gross proceeds in the amount of $5,000. If we expend significant funds to enhance and improve our web site features and functionality and for marketing, advertising and/or promotion in accordance with our business plan, we may experience working capital shortages until such time, if ever, as we are successful in raising additional capital and/or achieving profitable operations. Should our efforts to raise additional capital through equity and/or debt financing fail, management is expected to provide the necessary working capital so as to permit us to continue as a going concern. Our future success will be dependent upon:

     o Our ability to generate and consummate new, refinance, second mortgage and home improvement loans;

     o  Our ability to enhance and improve our web site;

     o  The continued acceptance of the Internet for the sale of services; and

     o Our ability to develop and provide new services that meet customers' changing requirements.

     Net cash used by operating activities was $(16,759) for the year ended December 31, 2001, because of the net loss of $(16,184) incurred during the year and a $(575) decrease in accounts payable. For the year ended December 31, 2001, net cash provided by financing activities was $-0-. Cash and cash equivalents decreased by $(16,759) from $22,130 at the beginning of the year to $5,371 at the end of the year, because of the net loss and the decrease in accounts payable.

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


                                                                           Page
                                                                           ----

Report of Independent Accountants.........................................  F-1

Balance Sheet as of December 31, 2001.....................................  F-2

Statements of Operations for the period from inception
  (March 6, 1997) to December 31, 2001, the year ended
  December 31, 2001, and the year ended December 31, 2000.................  F-3

Statements of Stockholders' Equity for the period
  from inception (March 6, 1997) to December 31, 2001.....................  F-4

Statements of Cash Flows for the period from inception
  (March 6, 1997) to December 31, 2001, the year ended
  December 31, 2001, and the year ended December 31, 2000.................  F-5

Notes to Financial Statements.............................................  F-6


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


                                    PART III

Item 9.     Directors,  Executive   Officers,  Promoters  and  Control  Persons;
            Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers
--------------------------------

     Set forth below is the name, age, positions with Savoy Capital Investments and business experience of Mr. Andrew N. Peterie, Sr., our sole director and executive officer.

       Name                 Age                Positions with Company
-----------------------     ---     --------------------------------------------

Andrew N. Peterie, Sr.*      58     President, Secretary, Treasurer and Director
_______________________

     *May be deemed to be our "parent" and "promoter," as those terms are defined in the General Rules and Regulations under the Securities Act of 1933.

General
-------

     Directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. Peterie devotes approximately 50% of his time to Savoy Capital Investment's business and affairs. Set forth below under "Business Experience" is a description of Mr. Peterie's business experience. Except as otherwise indicated below, all organizations with which Mr. Peterie is or has been previously employed, affiliated or otherwise associated, are not affiliated with us.

Business Experience
-------------------

     Mr. Andrew N. Peterie,  Sr., our sole director and executive  officer,  has
     ---------------------------
served as Savoy Capital Investment's President, Secretary, Treasurer and director since October 28, 1998. Mr. Peterie, since February 1997, has served as the President and Chief Executive Officer of A.P. Investments, Inc., Denver, Colorado, a consulting firm owned by him and Ms. Patricia E. Peterie, his spouse, that provides assistance with mergers, acquisitions and other business combinations to private and public corporations. He served as the President, the Chief Executive Officer, the Chief Financial Officer, the Secretary and a
director of HomeSmart.com, Inc. (formerly "CPC Office Systems, Inc."), Cameron Park, California, a publicly-held operator of an Internet real estate portal, from HomeSmart.com's inception on July 14, 1995, through the date of his resignation in July 1999. From November 1995 until his resignation in February 1999, Mr. Peterie served as the sole executive officer and director of Fisher Television Corporation (formerly "Storage Systems, Inc."), a public company. He served, from November 1995 through July 1998, as the Secretary and a director of Quest Net Corp. (formerly "A.P. Sales, Inc."), a public, Fort Lauderdale, Florida-based Internet service provider. From June 1990 through January 1998, he served as the President and Chief Executive Officer of A.P. Contracting, Inc., Denver, Colorado, a closely-held corporation engaged in the marketing, installation and servicing of filing and office equipment. Mr. Peterie, from July 1994 through August 1996, served as the President and a director of A.P. Office Equipment, Inc., a publicly-held distributor of office and filing equipment with offices in Denver, Colorado. From May 1994 through May 1996, he was the President and a director of R.P.H. Financial, Inc., a public Denver, Colorado, corporation with which he has no further association. Mr. Peterie served as an officer and director of Liberty Services Corp., Denver, Colorado, during the period from January 1994 through the date of his voluntary resignation in May 1994. He served as the Treasurer and a director of SureWest Management, Inc., a privately-held, Denver, Colorado company with plans to engage in the insurance business, from April through August 1994, when he voluntarily resigned. Mr. Peterie served in the position of Secretary/Treasurer of Gaensel Gold Mines, Inc., a public, Denver, Colorado-based corporation, from July 1988 through May 1994. From 1988 through 1991, Mr. Peterie served as the President of O.P. Investments, Inc., a closely-held, Denver, Colorado-based consulting firm specializing in the area of mergers, acquisitions and business combinations. He was employed as the President of Chavez Industrial Bank, Denver, Colorado, from 1987 through 1988. During 1987, Mr. Peterie was employed by National Western Mortgage, Denver, Colorado, as a commercial and residential loan broker. During the period from 1984 through 1986, he was self-employed as a commercial and residential loan broker operating in the Denver, Colorado, area. He was employed in the banking industry in various capacities, including bank and loan officer and loan collector, from July 1965 through February 1984. The highest positions held by Mr. Peterie during this period were President, Chief Executive Officer and director of First National Bank of Aurora, N.A., Omnibank Banks (now KeyBank, N.A.) and an officer of AVCO Financial Services. He attended the University of Southern Colorado, Pueblo, Colorado, from 1962 to 1963.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, Mr. Peterie, our sole executive officer, director and greater than 10% beneficial owner of our common stock, has complied with the Section 16(a) filing requirements applicable to him during our fiscal year ended December 31, 2001.


Item 10.    Executive Compensation.

     No cash  compensation  has been awarded to, earned by or paid to Mr. Andrew
N. Peterie, Sr., our President, Secretary, Treasurer and sole director, for all services rendered in all capacities since he became an executive officer and director of Savoy Capital Investments on October 28, 1998. For the foreseeable future, Mr. Peterie will receive no compensation in any form for his services performed in all capacities for us. We issued and sold 4,294,000 shares of common stock to Mr. Peterie on October 28, 1998, in consideration for services performed by him in organizing Savoy Capital Investments valued at $4,294. In addition, we issued and sold 190,400 shares of preferred stock to Mr. Peterie on January 10, 2000, in consideration for $4,760 in cash. Mr. Peterie holds no option to purchase any of our securities. He devotes approximately 50% of his time to Savoy Capital Investment's business and affairs.

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

Compensation of Directors
-------------------------

     We have no standard arrangements for compensating our directors.

Employment Agreements
---------------------

     We have no employment agreement with Mr. Andrew Peterie, Sr., our President, Secretary, Treasurer and director. In the future, we may enter into an employment agreement with Mr. Peterie and/or future executive officers.

Indemnification
---------------

     Our Amended and Restated Articles of Incorporation include provisions to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against those persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which they shall be determined not to have acted in good faith and in the best interests of Savoy Capital Investments. With respect to matters as to which our officers, directors and others are determined to be liable for misconduct or negligence, including gross negligence, in the performance of their duties to Savoy Capital Investments, our Amended and Restated Articles of Incorporation provide for indemnification only to the extent that the court in which the action or suit is brought determines that the person is fairly and reasonably entitled to indemnification for those expenses that the court deems proper. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to officers, directors or persons controlling us pursuant to the foregoing, we have been informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, and is therefore unenforceable.


Item 11.    Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the ownership of our common stock as of March 6, 2002, by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Except as otherwise indicated, each shareholder named in the table has sole voting and investment power with respect to the shares beneficially owned.

                                                Common
                                                Shares            Percentage
         Name and Address of                 Beneficially             of
          Beneficial Owner                     Owned (1)           Class (1)
------------------------------------     --------------------     ----------

Andrew N. Peterie, Sr. (2)                 4,000,000 (3) (4)         84.09%
4096 West Union Avenue
Denver, Colorado  80236

Patricia Cudd                                331,000 (5) (6)          6.96%
12441 West 49th Avenue, Suite #1-A
Wheat Ridge, Colorado  80033

All directors and executive officers       4,000,000 (3) (4)         84.09%
as a group (one person)
_______________________

     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 4,757,000 shares of our common stock outstanding as of March 6, 2002.

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


Item 12.    Certain Relationships and Related Transactions.

     On October 28, 1998, we issued 4,294,000 shares of common stock to Mr. Andrew N. Peterie, Sr., in consideration for services in connection with our organization performed by Mr. Peterie valued at $4,294 ($.001 per share) and 206,000 shares of common stock to Patricia Cudd, Esq., in consideration for legal services relating to our organization performed by Ms. Cudd valued at $206 ($.001 per share). On January 10, 2000, we issued 190,400 shares of preferred stock to Mr. Peterie in consideration for $4,760 in cash ($.025 per share) and 9,600 shares of preferred stock to Ms. Cudd for $240 in cash ($.025 per share). Mr. Peterie serves as our sole executive officer and director and he and Ms. Cudd, owner of Cudd & Associates, our legal counsel, together own 4,331,000 shares, representing approximately 91% of the total number of outstanding shares, of our common stock as of the date of this report. The shares of preferred stock owned by Mr. Peterie and Ms. Cudd constitute all of Savoy Capital Investment's outstanding shares of preferred stock.

     We maintain our offices rent-free pursuant to a verbal arrangement with Mr. Peterie, our President, Secretary, Treasurer, sole director and approximate

84.1% shareholder, at his business offices located at 4096 West Union Avenue, Denver, Colorado 80236. We have valued this office arrangement at nominal value. Accordingly, it does not impact Savoy Capital Investment's accompanying financial statements.

     Because of his present management positions with, organizational efforts on behalf of and percentage share ownership in, Savoy Capital Investments, Mr. Peterie may be deemed to be our "parent" and "promoter," as those terms are defined in the Securities Act of 1933 and the applicable Rules and Regulations under the Securities Act of 1933. Because of the above-described relationships, transactions between Savoy Capital Investments and Mr. Peterie, such as our sales of common and preferred stock to him as described above, should not be considered to have occurred at arm's-length.


Item 13.    Exhibits and Reports on Form 8-K.

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

 Item
Number                                    Description
------         -----------------------------------------------------------------

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

 4.0 Form of stock certificate. (Incorporated in this report by reference to Exhibit 4.0 to the Annual Report on Form 10-KSB filed April 3, 2001.)

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2001, covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SAVOY CAPITAL INVESTMENTS, INC.



Date:  March 6, 2002                     By:          /s/ Andrew N. Peterie, Sr.
                                              ----------------------------------
                                              Andrew N. Peterie, Sr., President,
                                              Secretary, Treasurer and Director

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.



Date:  March 6, 2002                                  /s/ Andrew N. Peterie, Sr.
                                              ----------------------------------
                                              Andrew N. Peterie, Sr., President,
                                              Secretary, Treasurer and Director

                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)

                              Financial Statements

                                December 31, 2001

                                    CONTENTS




                                                                      Page


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-1

BALANCE SHEET                                                         F-2

STATEMENTS OF OPERATIONS                                              F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                 F-4 to F-5

STATEMENTS OF CASH FLOWS                                              F-6

NOTES TO FINANCIAL STATEMENTS                                     F-7 to F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Savoy Capital Investments, Inc.


We have audited the accompanying balance sheet of Savoy Capital Investments, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the initial period from inception (March 6, 1997) to December 31, 2001, and for each of the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savoy Capital Investments, Inc. as of December 31, 2001, and the results of its operations and cash flows for the period from inception (March 6, 1997) to December 31, 2001, and for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



Denver, Colorado
February 5, 2002


                                                        PROFESSIONAL CORPORATION

                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001



     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $   5,371
                                                                   ---------

         Total current assets                                          5,371
                                                                   ---------

         TOTAL ASSETS                                              $   5,371
                                                                   =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $     425
                                                                   ---------

         Total current liabilities                                       425
                                                                   ---------

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value; 10,000,000
         shares authorized; 200,000 shares issued and
         outstanding                                                   2,000
     Common stock, $0.001 par value; 100,000,000 shares
         authorized; 4,757,000 shares issued and outstanding
         at December 31, 2001 and 2000                                 4,757
     Additional paid-in capital                                       28,443
     Deficit accumulated during the development
         stage                                                       (30,254)
                                                                   ---------

                                                                       4,946
                                                                   ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   5,371
                                                                   =========













    The accompanying notes are an integral part of the financial statements.

                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                For the
                                              period from          For the            For the
                                               inception             year               year
                                            (March 6, 1997)          ended              ended
                                              December 31,        December 31,       December 31,
                                                  2001               2001               2000
                                            ----------------   ----------------   ----------------

REVENUE
     Referral fees                          $        8,050     $        8,050     $            -
     Interest income                                     7                  -                  7
                                            ----------------   ----------------   ----------------

        Total revenue                                8,057              8,050                  7

EXPENSES
     Selling, general and administrative            38,311             24,234              9,577
                                            ----------------   ----------------   ----------------

        Total expenses                              38,311             24,234              9,577
                                            ----------------   ----------------   ----------------

NET LOSS                                           (30,254)           (16,184)            (9,570)

Accumulated deficit

     Balance, beginning of period                        -            (14,070)            (4,500)
                                            ----------------   ----------------   ----------------

     Balance, end of period                 $      (30,254)    $      (30,254)    $      (14,070)
                                            ================   ================   ================

 BASIC NET LOSS PER SHARE                   $        (0.01)    $        (0.00)    $        (0.00)
                                            ================   ================   ================

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                        4,575,393          4,757,000          4,606,464
                                            ================   ================   ================












    The accompanying notes are an integral part of the financial statements.

                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
   For the initial period from inception (March 6, 1997) to December 31, 2001



                                                                                                         Deficit
                                     Preferred stock               Common stock                        accumulated
                               --------------------------   --------------------------    Additional    during the       Total
                                Number of                     Number of                    paid-in     development   stockholders'
                                 shares          Amount       shares          Amount       capital        stage         equity
                               ------------   -----------   ------------   -----------   -----------   -----------   -------------
Common stock issued for
     services, March 6, 1997
     at $0.001 per share                -     $        -     4,500,000     $    4,500    $        -    $        -    $     4,500

Net loss for the period ended
    December 31, 1997                   -              -             -              -             -        (4,500)        (4,500)
                               ------------   -----------   ------------   -----------   -----------   -----------   -------------

Balance, December 31, 1997              -              -     4,500,000          4,500             -        (4,500)             -

Net loss for the year ended
    December 31, 1998                   -              -             -              -             -             -              -
                               ------------   -----------   ------------   -----------   -----------   -----------   -------------

Balance, December 31, 1998              -              -     4,500,000          4,500             -        (4,500)             -

Net loss for the year ended
    December 31, 1999                   -              -             -              -             -             -              -
                               ------------   -----------   ------------   -----------   -----------   -----------   -------------

Balance, December 31, 1999              -              -     4,500,000          4,500             -        (4,500)             -

Preferred stock issued for
     cash, January 14, 2000
     at $0.025 per share          200,000          2,000             -              -         3,000             -          5,000

Common stock issued for
     cash, July & August 2000
     at $0.10 per share                 -              -       257,000            257        25,443             -         25,700

Net loss for the year ended
    December 31, 2000                   -              -             -              -             -        (9,570)        (9,570)
                               ------------   -----------   ------------   -----------   -----------   -----------   -------------
Balance, December 31, 2000        200,000          2,000     4,757,000          4,757        28,443       (14,070)        21,130






    The accompanying notes are an integral part of the financial statements.



                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
   For the initial period from inception (March 6, 1997) to December 31, 2001



                                                                                                         Deficit
                                     Preferred stock               Common stock                        accumulated
                               --------------------------   --------------------------    Additional    during the       Total
                                Number of                     Number of                    paid-in     development   stockholders'
                                 shares          Amount       shares          Amount       capital        stage         equity
                               ------------   -----------   ------------   -----------   -----------   -----------   -------------

Net loss for the year ended
    December 31, 2001                   -     $        -             -     $        -    $        -    $  (16,184)   $   (16,184)
                               ------------   -----------   ------------   -----------   -----------   -----------   -------------

Balance, December 31, 2001        200,000     $    2,000     4,757,000     $    4,757    $   28,443    $  (30,254)   $     4,946
                               ============   ===========   ============   ===========   ===========   ===========   =============

























    The accompanying notes are an integral part of the financial statements.

                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                For the
                                                              period from           For the             For the
                                                               inception             year                year
                                                           (March 6, 1997)          ended               ended
                                                            to December 31,       December 31,        December 31,
                                                                 2001                2001                2000
                                                           ----------------    ----------------    ----------------

 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                             $      (30,254)     $      (16,184)     $       (9,570)
      Adjustments to reconcile
         net loss to net cash flows from
         operating activities:
            Increase (decrease) in accounts payable                   425                (575)              1,000
            Common stock issued for services                        4,500                   -                   -
                                                           ----------------    ----------------    ----------------

               Net cash flows from operating activities           (25,329)            (16,759)             (8,570)

 CASH FLOWS FROM INVESTING ACTIVITIES                                   -                   -                   -

 CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                                     25,700                   -              25,700
      Issuance of preferred stock                                   5,000                   -               5,000
                                                           ----------------    ----------------    ----------------

               Net cash flows from financing activities            30,700                   -              30,700
                                                           ----------------    ----------------    ----------------

 NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                                       5,371             (16,759)             22,130

 CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                            -              22,130                   -
                                                           ----------------    ----------------    ----------------

 CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                     $        5,371      $        5,371      $       22,130
                                                           ================    ================    ================












    The accompanying notes are an integral part of the financial statements.

                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



1.   Summary of Significant Accounting Policies
     ------------------------------------------
     Development Stage Company
     -------------------------
     Savoy  Capital  Investments,   Inc.  (a  development  stage  company)  (the
     "Company") was incorporated under the laws of the State of Colorado on March 6, 1997. The principal office of the corporation is 4096 West Union Avenue, Denver, Colorado 80236.

     The Company proposes to engage in the residential and commercial mortgage brokerage business, including the origination of new, refinance, and second mortgage loans; concentrating its marketing efforts in the area of residential mortgage loans. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property.

     Accounting Method
     -----------------
     The Company records income and expenses on the accrual method.

     Fiscal Year
     -----------
     The fiscal year of the corporation is December 31.

     Loss per Share
     --------------
     Loss per share was computed using the weighted average number of shares outstanding during the period. Shares issued to insiders in anticipation of a public offering have been accounted for as outstanding since inception.

     Organization Costs
     ------------------
     Costs to incorporate the Company are charged to expense as incurred.

     Financial Instruments
     ---------------------
     Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

     Statements of Cash Flows
     ------------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Use of Estimates
     ----------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Consideration of Other Comprehensive Income Items
     -------------------------------------------------
     SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

     Stock Basis
     -----------
     Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.   Stockholders' Equity
     --------------------
     Common Stock
     ------------
     As of December 31, 2001, 100,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 4,757,000 were issued and outstanding. Of the common stock, 4,500,000 shares were issued for services valued at $4,500. The other 257,000 shares were issued for cash totaling $25,700.

     Preferred Stock
     ---------------
     On January 14, 2000, 200,000 shares of the Company's $0.01 par value preferred stock were issued for $5,000 cash.

     The preferred stock is non-voting. The holders of the preferred stock, as a group, have the right to receive, pro rata, an annual dividend of 10% of the adjusted gross income from the annual corporate income tax return. The preferred stock also has a 10% preference in the liquidation of the Company.

3.   Related Party Transactions
     --------------------------
     One shareholder is acting as officer and director of the Company, and is the owner of approximately 4,000,000 shares of its issued and outstanding common stock, constituting approximately 84% of the Company's issued and outstanding common stock at December 31, 2001.

     The sole officer of the Company is also the owner of 190,400 shares of its issued and outstanding preferred stock, constituting approximately 95% of the Company's issued and outstanding preferred stock at December 31, 2001.

     Officers and directors are reimbursed for all out-of-pocket expenses.

                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



4.   Income Taxes
     ------------
     The Company has Federal net operating loss carryforwards of approximately $30,000 expiring between the years 2012 through 2021. The tax benefit of these net operating losses is approximately $5,700 and has been offset by a full allowance for realization. For the year ended December 31, 2001, the allowance increased by $3,000. This carryforward may be limited upon consummation of a business combination under IRC Section 381.

5.   Presentation as a Going Concern
     -------------------------------
     The Company has minimal capital with which to implement its business plan. It has current assets in the form of cash totaling $5,371. In the event this is insufficient capital to finance the Company's plans, the Company will need to seek additional financing. Although there are no formal agreements in place to provide future financing, management anticipates that interim funding from the Company's founders will be available over the next year of operations.