Form 10QSB
period 2002-03-31
SAVOY CAPITAL INVESTMENTS INC
filed 2002-05-08
CIK 1113190

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                                                          Shares  Outstanding
            Class of Securities                              at May 8, 2002
            ___________________                           ___________________

            Common Stock, par value $0.001 per share          4,757,000


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The reviewed financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        SAVOY CAPITAL INVESTMENTS, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             March 31, 2002


                                   CONTENTS



         BALANCE SHEET ............................................  F-1

         STATEMENTS OF OPERATIONS .................................  F-2

         STATEMENTS OF CASH FLOWS .................................  F-3

         NOTES TO THE FINANCIAL STATEMENTS ........................  F-4




                            SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                 March 31, 2002



   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   3,114
                                                                      --------
         Total current assets                                            3,114
                                                                      --------

         TOTAL ASSETS                                                $   3,114
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                                                                             -


STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 10,000,000
      shares authorized; 200,000 shares issued and
      outstanding                                                        2,000
   Common stock, $0.001 par value; 100,000,000
      shares authorized; 4,757,000 shares issued
      and outstanding                                                    4,757
   Additional paid-in capital                                           28,443
   Deficit accumulated during the
      development stage                                                (32,086)
                                                                      --------
                                                                         3,114
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   3,114
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                          F-1


                             SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                        For the
                        Period       For the    For the
                        March 6,     three      three
                        1997         months     months
                        (Inception)  ended      ended
                        to March 31, March 31,  March 31,
                            2002        2002      2001
                        -----------  ---------  ---------
REVENUES
  Referral fees         $     8,050  $       -  $   2,745
  Interest income                 7          -          -
                        -----------  ---------  ---------
  Total revenue               8,057          -      2,745

EXPENSES
  Selling, general and
   Administrative expense    40,143      1,832      9,667
                         ----------  ---------  ---------
        Total expenses       40,143      1,832      9,667
                         ----------  ---------  ---------
NET LOSS                    (32,086)    (1,832)    (6,922)

Accumulated deficit
  Balance,
    beginning of period           -    (30,254)   (14,070)
                         ----------  ---------  ---------
  Balance,
        end of period    $  (32,086) $ (32,086) $ (20,992)
                         ==========  =========  =========
NET LOSS PER SHARE       $    (0.01) $    (NIL) $    (NIL)
                         ==========  =========  =========
WEIGHTED AVERAGE
  NUMBER OFSHARES
  OUTSTANDING             4,584,225   4,757,000  4,757,000
                         ==========  ========== ==========


  The accompanying notes are an integral part of the financial statements.
                                          F-2



                            SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                        Period         For the      For the
                                        March 6,       three        three
                                        1997           months       months
                                        (Inception)    ended        ended
                                        to March 31,   March 31,    March 31,
                                           2002           2002        2001
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (32,086)  $   (1,832)  $  (6,922)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Decrease in accounts
        payable                                    -         (425)     (1,000)
      Stock issued for services                4,500            -           -
                                        ------------   ----------   ---------
    Net cash flows from
       operating activities                  (27,586)      (2,257)     (7,922)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                       -            -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                    25,700            -           -
  Issuance of preferred stock                  5,000            -           -
                                        ------------   ----------   ---------
    Net cash flows
      from financing activities               30,700            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    3,114       (2,257)     (7,922)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -        5,371      22,130
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $      3,114   $    3,114   $  14,208
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          F-3

                           SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  March 31, 2002



1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Savoy Capital Investments, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2001.

                                          F-4



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

    The Company's current assets at March 31, 2002 totaled $3,114, entirely in the form of cash. Since inception the Company has raised approximately $30,700 through the issuance of common and preferred stock. Its other source of liquidity has been operating receipts of $8,057, which were offset by capitalization and operating costs. For the quarter ending
March 31, 2002 the Company had no revenues.

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

Results of Operations

During the fiscal quarter ended March 31, 2002, the Company has generated no revenues, and has incurred operating costs of $1,832, relating primarily to securities law compliance and corporate administration.

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

Date: May 8, 2002                              SAVOY CAPITAL INVESTMENTS, INC.

                                                   By: /s/ Andrew N. Peterie
                                                   Andrew N. Peterie
                                                   President