Form 10QSB
period 2002-06-30
SAVOY CAPITAL INVESTMENTS INC
filed 2002-08-14
CIK 1113190

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                                                          Shares  Outstanding
            Class of Securities                              at August 1, 2002
            ___________________                           ___________________

            Common Stock, par value $0.001 per share          4,757,000


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The reviewed financial statements of registrant for the three months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        SAVOY CAPITAL INVESTMENTS, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             June 30, 2002


                                   CONTENTS



         BALANCE SHEET ............................................  F-1

         STATEMENTS OF OPERATIONS .................................  F-2

         STATEMENTS OF CASH FLOWS .................................  F-3

         NOTES TO THE FINANCIAL STATEMENTS ........................  F-4




                            SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                 June 30, 2002



   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   2,166
                                                                      --------
         Total current assets                                            2,166
                                                                      --------

         TOTAL ASSETS                                                $   2,166
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                  $      79
								      --------



STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 10,000,000
      shares authorized; 200,000 shares issued and
      outstanding                                                        2,000
   Common stock, $0.001 par value; 100,000,000
      shares authorized; 4,757,000 shares issued
      and outstanding                                                    4,757
   Additional paid-in capital                                           28,443
   Deficit accumulated during the
      development stage                                                (33,113)
                                                                      --------
                                                                         2,087
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   2,166
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                          F-1


                             SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                        For the
                        Period       For the    For the    For the    For the
                        March 6,     three      three      Six        Six
                        1997         months     months     months     months
                        (Inception)  ended      ended      ended      ended
                        to June 30,  June 30,   June 30,   June 30,   June 30,
                        2002         2002       2001       2002       2001
                        -----------  ---------  ---------  ---------  ---------
REVENUES
  Referral fees         $     8,050  $       -  $   5,305  $       -  $   8,050
  Interest income                 7          -          -          -          -
                        -----------  ---------  ---------  ---------  ---------
  Total revenue               8,057          -      5,305          -      8,050

EXPENSES
  Selling, general and
   administrative expense    41,170      1,027      7,859      2,859     17,526
                         ----------  ---------  ---------  ---------  ---------
        Total expenses       41,170      1,027      7,859      2,859     17,526
                         ----------  ---------  ---------  ---------  ---------
NET LOSS                    (33,113)    (1,027)    (2,554)    (2,859)    (9,476)

Accumulated deficit
  Balance,
    beginning of period           -    (32,086)   (20,992)   (30,254)  (14,070)
                         ----------  ---------  ---------  ---------  ---------
  Balance,
        end of period    $  (33,113) $ (33,113) $ (23,546) $ (33,113) $ (23,546)
                         ==========  ========== ========== ========== ==========
NET LOSS PER SHARE       $     (.01) $    (NIL) $    (NIL) $    (NIL) $    (NIL)
                         ==========  =========  =========  =========  ==========
WEIGHTED AVERAGE
  NUMBER OFSHARES
  OUTSTANDING             4,592,318   4,757,000  4,757,000  4,757,000  4,757,000
                         ==========  ========== ========== ========== ==========


  The accompanying notes are an integral part of the financial statements.
                                          F-2



                            SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                        Period         For the      For the
                                        March 6,       six          six
                                        1997           months       months
                                        (Inception)    ended        ended
                                        to June 30,    June 30,     June 30,
                                        2002           2002         2001
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (33,113)  $   (2,859)  $ (9,476)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Increase (decrease) in
        accounts payable                          79         (346)     (1,000)
      Stock issued for services                4,500            -           -
                                        ------------   ----------   ---------
    Net cash flows from
       operating activities                  (28,534)      (3,205)    (10,476)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                       -            -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                    25,700            -           -
  Issuance of preferred stock                  5,000            -           -
                                        ------------   ----------   ---------
    Net cash flows
      from financing activities               30,700            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    2,166       (3,205)    (10,476)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -        5,371      22,130
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $      2,166   $    2,166   $  11,654
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          F-3

                           SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002



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

                                          F-4



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

    The Company's current assets at June 30, 2002 totaled $2,166, entirely in the form of cash. The Company raised approximately $30,000 through the issuance of common and preferred stock during 2000. This amount was offset by capitalization and operating costs.

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

Results of Operations

During the fiscal quarter ended June 30, 2002, the Company has generated revenues of $0., this is a decrease of $5,305 over the quarter ended June 30, 2001. The Company has incurred operating costs of $1,027, which is a decrease of $6,832 from the quarter ended June 30, 2001, relating primarily to securities law compliance and corporate administration.

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

Date: August 1, 2002                             SAVOY CAPITAL INVESTMENTS, INC.

                                                   By: /s/ Andrew N. Peterie
                                                   Andrew N. Peterie
                                                   President