Form 10QSB
period 2002-09-30
SAVOY CAPITAL INVESTMENTS INC
filed 2002-11-14
CIK 1113190

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                               (303) 249-7696
________________________________________________________________________________
                 (Registrant's telephone number, including area code)


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

                                                          Shares  Outstanding
            Class of Securities                           at November 12, 2002
            ___________________                           ___________________

            Common Stock, par value $0.001 per share          4,757,000


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The reviewed financial statements of registrant for the three months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        SAVOY CAPITAL INVESTMENTS, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             September 30, 2002


                                   CONTENTS



         BALANCE SHEET ............................................    1

         STATEMENTS OF OPERATIONS .................................    2

         STATEMENTS OF CASH FLOWS .................................    3

         NOTES TO THE FINANCIAL STATEMENTS ........................    4


ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     5

ITEM 3.  Controls and Procedures                                       5

PART II. OTHER INFORMATION                                             6

Signatures                                                             7

Certifications                                                         8



                            SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                 September 30, 2002



   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   1,169
                                                                      --------
         Total current assets                                            1,169
                                                                      --------

         TOTAL ASSETS                                                $   1,169
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $       -
                                                                      --------
         Total current liabilities                                           -
                                                                      --------



STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 10,000,000
      shares authorized; 200,000 shares issued and
      outstanding                                                        2,000
   Common stock, $0.001 par value; 100,000,000
      shares authorized; 4,757,000 shares issued
      and outstanding                                                    4,757
   Additional paid-in capital                                           28,443
   Deficit accumulated during the
      development stage                                                (34,031)
                                                                      --------
                                                                         1,169
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   1,169
                                                                      ========

       The accompanying notes are an integral part of the financial statements.

                             SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                        For the
                        Period       For the    For the    For the    For the
                        March 6,     three      three      nine       nine
                        1997         months     months     months     months
                        (Inception)  ended      ended      ended      ended
                        to September September  September  September  September
                        30, 2002     30, 2002   30, 2001   30, 2002   30, 2001
                        -----------  ---------  ---------  ---------  ---------
REVENUES
  Referral fees         $     8,050  $       -  $       -  $       -  $   8,050
  Interest income                 7          -          -          -          -
                        -----------  ---------  ---------  ---------  ---------
  Total revenue               8,057          -          -          -      8,050

EXPENSES
  Selling, general and
   administrative expense    42,088        918      3,216      3,777     20,742
                         ----------  ---------  ---------  ---------  ---------
        Total expenses       42,088        918      3,216      3,777     20,742
                         ----------  ---------  ---------  ---------  ---------
NET LOSS                    (34,031)      (918)    (3,216)    (3,777)   (12,692)

Accumulated deficit
  Balance,
    beginning of period           -    (33,113)   (23,546)   (30,254)   (14,070)
                         ----------  ---------  ---------  ---------  ---------
  Balance,
        end of period    $  (34,031) $ (34,031) $ (26,762) $ (34,031) $ (26,762)
                         ==========  ========== ========== ========== =========
NET LOSS PER SHARE       $     (.01) $    (NIL) $    (NIL) $    (NIL) $    (NIL)
                         ==========  =========  =========  =========  =========
WEIGHTED AVERAGE
  NUMBER OFSHARES
  OUTSTANDING             4,599,769  4,757,000  4,757,000  4,757,000  4,757,000
                         ==========  =========  =========  =========  =========


  The accompanying notes are an integral part of the financial statements.

                            SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                    Period         For the      For the
                                    March 6,       nine         nine
                                    1997           months       months
                                    (Inception)    ended        ended
                                    to September   September    September
                                    30, 2002       30, 2002     30, 2001
                                    ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                          $    (34,031)  $   (3,777)  $ (12,692)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Increase (decrease) in
        accounts payable                       -         (425)     (1,000)
      Stock issued for services            4,500            -           -
                                    ------------   ----------   ---------
    Net cash flows from
       operating activities              (29,531)      (4,202)    (13,692)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                   -            -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                25,700            -           -
  Issuance of preferred stock              5,000            -           -
                                    ------------   ----------   ---------
    Net cash flows
      from financing activities           30,700            -           -
                                    ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                1,169       (4,202)    (13,692)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          -        5,371      22,130
                                    ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                     $      1,169   $    1,169   $   8,438
                                    ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.

                           SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                 September 30, 2002



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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

    The Company's current assets at September 30, 2002 totaled $1,169, entirely in the form of cash. The Company raised approximately $30,000 through the issuance of common and preferred stock during 2000. This amount was offset by capitalization and operating costs.

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

Results of Operations

     During the fiscal quarter ended September 30, 2002, the Company has incurred operating costs of $918, which is a decrease of $2,298 from the quarter ended September 30, 2001, relating primarily to securities law compliance and corporate administration.

     For the current fiscal year, the Company anticipates a net loss owing to expenses associated primarily with compliance with reporting requirements and with the development of the Company's business plan.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

                99.1 Certification of Chief Executive Officer and President of theCompany, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.

         (b) Reports on Form 8-K

             None

                               Signatures

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date: November 14, 2002                        SAVOY CAPITAL INVESTMENTS, INC.

                                               By: /s/ Andrew N. Peterie
                                               Andrew N. Peterie
                                               President

                               Certifications

I, Andrew N. Peterie, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Savoy Capital Investments, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                                     /s/ Andrew N. Peterie
                                                         Andrew N. Peterie
                                                                 President

