Form 10KSB
period 2002-12-31
SAVOY CAPITAL INVESTMENTS INC
filed 2003-03-27
CIK 1113190

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________


          Commission file number 000-032103

                         Savoy Capital Investments, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Colorado                                    84-1522003
     -------------------------------                    -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

           6148 West 115th Avenue
           Westminster, Colorado                                      80020
  ----------------------------------------                          ----------
  (Address of principal executive offices)                          (Zip Code)

Issuer's telephone number (303) 249-7696

Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of each exchange on
   Title of each class                                    which registered

None
--------------------------                           ---------------------------

Securities registered under Section 12(g) of the Exchange Act:

     Common Stock, $.001 par value
     ---------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                              -----    -----


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $-0-
                                                          ----

Of the 4,757,000 shares of voting stock of the registrant issued and outstanding as of March 24, 2003, 757,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

                                     PART I
                                     ------

Item 1.     Description of Business.
------------------------------------

     (a)  Business Development.
     --------------------------

     Savoy Capital Investments, Inc., is a development-stage company that was organized under the laws of the State of Colorado on March 6, 1997. We are engaged in the online residential and commercial mortgage brokerage business, including the origination of new, refinance, second mortgage and home improvement loans. Our web site on the Internet is located at http://www.savoyloans.com. We are concentrating our marketing efforts in the
-------------------------
area of residential mortgage loans. As of the date of this report, we have generated only $8,050 in revenue from referral fees in connection with a small number of residential mortgage loans. Our executive offices are located at 6148 West 115th Avenue, Westminster, Colorado 80020. Our telephone number is (303) 249-7696 and our facsimile number is (903) 643-8510.

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

     (b)  Business of the Issuer.
     ----------------------------

General
-------

     We are a development-stage company engaged in the online residential and commercial mortgage brokerage business, including the origination of new, refinance, second mortgage and home improvement loans; concentrating our marketing efforts in the area of residential mortgage loans. Our offices are located at 6148 West 115th Avenue, Westminster, Colorado 80020. The telephone number is (303) 249-7696 and the facsimile number is (903) 643-8510. Our web
site   address  is   http://www.savoyloans.com.   To  date,   we  have   devoted
                     -------------------------
substantially all of our time and effort to organizational matters, developing a business plan, obtaining financing and establishing a web site. We have generated only $8,050 in revenue from referral fees in connection with a small number of residential mortgage loans as of the date of this report.

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

     We have not originated or refinanced any loans as of the date of this report. Further, because of this, we are unable to anticipate the number of loans that we may originate and/or refinance or the aggregate principal amount of any prospective loans during the year ended December 31, 2003. We may employ agents in the future if we derive a sufficient level of revenue from operations; however, management intends to employ an administrative employee, whose salary is expected to be approximately $25,000, before considering the employment of any agents.

     Our mortgage brokerage business is substantially impacted by the ongoing fluctuation in mortgage interest rates. During the period from 1994 to 1996, the mortgage brokerage business decreased in response to rising mortgage interest rates. During the period from 1996 to 1998, the mortgage brokerage business increased in response to falling mortgage interest rates. From 1996 to 1998, residential interest rates commenced falling and continued their downward movement. Although residential interest rates began climbing in 1999, declined again in 2001 and recently stabilized at the current rate of approximately 6%, we cannot be certain that interest rates will continue at their present level or will not rise again. Any increase in residential or commercial interest rates could be expected to have a substantial negative impact upon our ability to generate revenue.

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

     Our  customized  web site is  located at  http://www.savoyloans.com  on the
                                               -------------------------
Internet. We intend to continuously enhance and improve the functionality and features of our web site based upon our experience in operating the site, depending upon the revenue that may be available from time-to-time for this purpose, and take steps to determine the best and most cost-effective means of advertising the site. To date, we have not generated sufficient revenue with which to enhance, improve or pursue advertising the web site.

     We expect our business to be favorably impacted by the following, among other, factors:

     o    Increased consumer usage of the Internet;

     o    The burgeoning of the real estate market;

     o    Low interest rates; and

     o    The impact of baby boomers on purchasing trends.

However, despite these factors, our online residential and commercial mortgage brokerage business has generated only limited referral fees from a small number of residential mortgage loans as of the date of this report.

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

Marketing
---------

     While we expect the bulk of Savoy Capital Investments' business to be derived from marketing on the Internet, we also expect to generate mortgage loans by "word-of-mouth," realtors, attorneys and other traditional sources. The principal sources of loans originated by management through word-of-mouth are expected to be business associates, friends and other acquaintances. We may also advertise in newspapers and via direct mail and telemarketing, but have no plans to employ any of these methods of marketing at the present time. Since we have no prior experience in the employment of the Internet to originate residential or commercial mortgage loans, it is not feasible for us to predict the timing or size of the results of our proposed marketing efforts that will be necessary in order for us to become profitable. We are contemplating the use of online banners, text links and e-mail newsletters, among other devices, in our online marketing strategy. However, our online marketing strategy is in the initial stage of development and none of these devices has been implemented as of the date of this report. Although we have generated $8,050 in referral fees, we have no customers for our mortgage loan origination services, as of the date of this report.

Competition
-----------

     Through the date of this report, we have not originated or refinanced any mortgage loans although we have realized $8,050 in referral fees. Accordingly, we are an insignificant factor in the mortgage brokerage industry. Competition in the residential and commercial mortgage brokerage business is intense, with hundreds of lending institutions and brokers operating in the Denver metropolitan area alone. Many of these lenders enjoy name recognition within the Denver metropolitan area and/or nationally and have financial, personnel, technical and other resources far exceeding our resources. Additionally, many of these organizations with which we are in competition are established and most have far greater financial resources, substantially greater experience and larger staffs than we do. For these reasons, we are certain that we are incapable of competing with any of these companies in the foreseeable future except, however, to the extent to which any of these lenders and/or brokers operate marketing campaigns on the Internet. Although we believe that Savoy Capital Investments will have a distinct advantage in operating on the Internet, we also believe that there will be an increasing number of lenders and/or brokers seeking to originate new, refinance and second mortgage loans via the Internet. We hope, to the extent practicable, to minimize our weaknesses, including, among others, our undercapitalization, cash shortage, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition, through our focus on the Internet; which eliminates the need for a sizeable facility and marketing staff. We face strong competition from both well-established companies and small independent companies like us. In addition, our business may be subject to decline because of generally increasing costs and expenses of doing business, thus further increasing anticipated competition. Additionally, it is anticipated that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable management to take advantage of these advances. The effect of any of these technological advances on Savoy Capital Investments, therefore, cannot be presently determined.

     There is limited statistical information available to us regarding the number of lenders with which we are competing on the Internet or the volume of loans processed by these institutions. Further, while management believes that the impact of the Internet on the mortgage lending business will be significant, verifiable, quantifiable statistical and other information to support this supposition is not presently available to the best of our knowledge.

Intellectual Property
---------------------

     We rely on a combination of trade secret law to protect our intellectual property, although we know that this law affords only limited protection. Despite our efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our web site, including organization, information and sales mechanics, or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and our content. We have not filed an application to secure registration for our trademark, "savoyloans.com," in the United States or any other country. Any encroachment upon our proprietary information, the unauthorized use of our trademark, the use of a similar name by a competing company or a lawsuit initiated against us for our infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Finally, if we operate internationally, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Government Regulation
---------------------

     We are not currently subject to direct federal, state or local governmental regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. We do not anticipate that we will be subject to federal, state or local regulations governing the mortgage industry until such time as we engage in the closing of mortgage loans. However, as the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and security of information. Furthermore, the growth of electronic commerce may prompt demand for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third persons and has proposed regulations restricting the collection and use of information from minors online. We do not currently provide individual personal information regarding our users to third persons and we currently do not identify users by age. However, the adoption of additional privacy or consumer protection laws could create uncertainty in usage of the Internet and reduce the demand for our services or require us to re-design our web site.

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

Employees and Consultants
-------------------------

     As of the date of this report, we employ one individual, Mr. Andrew N. Peterie, Sr., our President, Secretary, Treasurer and sole director, on a part-time basis. Mr. Peterie, who owns beneficially approximately 84.1% of our outstanding common stock, has served in these positions without cash compensation since he became our sole executive officer and director on October 28, 1998. He devotes approximately 50% of his time to our business and affairs. For the foreseeable future, Mr. Peterie will receive no compensation in any form for his services rendered to Savoy Capital Investments in all capacities. Further, we have no plans to adopt any supplemental benefits or incentive arrangements at the present time. The funding totaling $25,700 received from our private placement of common stock completed in August 2000 was insufficient to permit us to employ an administrative employee in accordance with our plans. Accordingly, we will only employ this individual if our efforts to raise additional capital in the future are successful. We retained EasyWeb, Inc., Englewood, Colorado, as an independent consultant to design and maintain our web site. We expect to require the services of EasyWeb or another independent consultant in the future to maintain, enhance and/or modify our web site. Except for EasyWeb or such other consultant, we have no plans to retain any consultants or pay consulting fees to any person to perform services for Savoy Capital Investments in any capacity. Since our initial retention of EasyWeb to establish our web site through the date of this report, we have not retained any consultants, including EasyWeb, to perform maintenance, enhancement or modification of our web site or any other services whatsoever.


Item 2.     Description of Property.
------------------------------------

     We own no real or personal property. We maintain our offices rent-free, pursuant to a verbal arrangement, at the business offices located at 6148 West 115th Avenue, Westminster, Colorado 80020, of Mr. Andrew N. Peterie, Sr., the President, the Secretary, the Treasurer, a director and an approximate 84.1% shareholder of Savoy Capital Investments. We have made arrangements with Mr. Peterie to use his offices free of charge for the foreseeable future. We anticipate the continued utilization of these offices on a rent-free basis until such time, if ever, as we obtain sufficient funding from debt and/or equity financing and/or generate a level of earnings sufficient to enable us to rent office space from an independent third party. The space that we currently occupy is expected to be adequate to meet our foreseeable future needs so long as we are in the development stage. Our telephone number is (303) 249-7696 and our facsimile number is (903) 643-8510.


Item 3.     Legal Proceedings.
------------------------------

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. As of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.


Item 4.     Submission of Matters to a Vote of Security Holders.
----------------------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.


                                     PART II
                                     -------

Item 5.     Market for Common Equity and Related Stockholder Matters.
---------------------------------------------------------------------

     (a)  Market Information, Holders and Dividends.
     -----------------------------------------------

     There has been no established public trading market for our common stock since our inception on March 6, 1997. As of March 24, 2002, we had 75 shareholders of record of our 4,757,000 outstanding shares of common stock. We have never paid or declared any dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

     (b)  Recent Sales of Unregistered Securities.
     ---------------------------------------------

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

Item 6.     Management's Discussion and Analysis or Plan of Operation.
----------------------------------------------------------------------

General
-------

     We are engaged in the residential and commercial mortgage brokerage business, including the origination of new, refinance, second mortgage and home improvement loans; concentrating our marketing efforts in the area of residential mortgage loans. We have generated only $8,050 in referral fees and a net loss from operations through the date of this report. For the period from inception (March 6, 1997) to December 31, 2002, we realized $8,050 in referral fees, $7 in interest income and a net loss of $(35,337) ($(.01) per share). For the year ended December 31, 2002, we realized no referral fees or other revenue and a net loss of $(5,083) ($-0- per share). We realized referral fees of $8,050 and a net loss of $(16,184)($-0- per share) for the year ended December 31, 2001. Savoy Capital Investment's net losses for the period from inception to December 31, 2002, and the years ended December 31, 2002, and 2001, are the result of selling, general and administrative expenses and the very minimal or lack of revenue from operations. We are unable to predict the number or aggregate principal amount of mortgage loans that we will be able to originate and, accordingly, the amount of revenue that we will be able to generate, during our fiscal year ending December 31, 2003. We will not become profitable until we realize revenue from the successful origination of the number of mortgage loans required in order to generate revenue in excess of the amount of operating expenses that we incur. Thus, we are expected to continue to realize a loss until revenue from the origination of mortgage loans exceeds operating expenses, if ever.

Plan of Operation
-----------------

     We intend to generate revenue in the future through the enhancement and improvement of the functionality and features of our web site and the expenditure of funds for marketing, advertising and/or promotion. We are unable to calculate the cost of our plan of operations over the next twelve months. The unused proceeds aggregating $262 as of December 31, 2002, from sales of our common and preferred stock together with revenue generated from our business, will not be sufficient to finance these and other future activities and it will be necessary to raise additional funds through equity and/or debt financing in the next twelve months. The full implementation of our business plan over the long term is dependent upon our ability to raise significant additional capital from equity and/or debt financing and/or achieve profitable operations. Although we intend to explore all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings, there can be no assurance that we will be able to generate any additional capital whatsoever. In the event that only limited additional financing is received, we expect our opportunities in the mortgage brokerage business to be limited. Further, even if we succeed in obtaining the level of funding necessary to generate a commercial level of sales through the improvement and enhancement of our Internet site and the expenditure of additional funds for marketing, advertising and/or promotion, this will not ensure that operations will be profitable.

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

Results of Operations - Year Ended December 31, 2002, Versus Year Ended December
--------------------------------------------------------------------------------
31, 2001
--------

     We have realized only $8,050 in referral fees and $7 in interest income since our inception on March 6, 1997. We incurred a net loss of $(5,083) for the year ended December 31, 2002, as compared to a net loss of $(24,234) for the year ended December 31, 2001, because of $-0- in referral fees or other revenue and $(5,083) in selling, general and administrative expenses for the year ended December 31, 2002, as compared to $8,050 in referral fees and $(24,234) in expenses for the year ended December 31, 2001.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

     As of December 31, 2002, we had total/current assets comprised of cash and cash equivalents in the amount of $262 and total/current liabilities of $399. Working capital was $(137) at December 31, 2002. Our assets represent the balance of proceeds of $25,700 received from our successful offering of 257,000 shares of common stock pursuant to Regulation A under the Securities Act of 1933 completed August 18, 2000, and proceeds of $5,000 received from the sale of preferred stock to our sole executive officer and director and legal counsel. As a result of our having very minimal assets and a deficit accumulated during the development stage of $(35,337), our total stockholders' equity as of December 31, 2002, was $(137). There can be no assurance that our financial condition will improve.

     To date, Savoy Capital Investments has been funded through the sale of common stock for gross proceeds in the amount of $25,700 and preferred stock for gross proceeds in the amount of $5,000. If we expend significant funds to enhance and improve our web site features and functionality and for marketing, advertising and/or promotion in accordance with our business plan, we may experience working capital shortages until such time, if ever, as we are successful in raising additional capital and/or achieving profitable operations. Should our efforts to raise additional capital through equity and/or debt financing fail, management is expected to provide the necessary working capital so as to permit us to continue as a going concern. Our future success will be dependent upon:

     o Our ability to generate and consummate new, refinance, second mortgage and home improvement loans;

     o    Our ability to enhance and improve our web site;

     o    The continued acceptance of the Internet for the sale of services; and

     o Our ability to develop and provide new services that meet customers' changing requirements.

     Net cash flows from operating activities was $(5,109) for the year ended December 31, 2002, because of the net loss of $(5,083) incurred during the year and a $(26) decrease in accounts payable. For the year ended December 31, 2002, net cash flows from financing activities was $-0-. Cash and cash equivalents decreased by $(5,109) from $5,371 at the beginning of the year to $262 at the end of the year, because of the net loss and the decrease in accounts payable.

Inflation
---------

     We believe that inflation has not had a material impact on our business.

Seasonality
-----------

     We do not believe that our business is seasonal.


Item 7.     Financial Statements.
---------------------------------

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

                                                                        Page
                                                                        ----

Report of Independent Accountants...................................     F-1

Balance Sheet as of December 31, 2002...............................     F-2

Statements of Operations for the period from inception
  (March 6, 1997) to December 31, 2002, the year ended
  December 31, 2002, and the year ended December 31, 2001...........     F-3

Statement of Stockholders' Equity (Deficit) for the period
  from inception (March 6, 1997) to December 31, 2002...............     F-4

Statements of Cash Flows for the period from inception
  (March 6, 1997) to December 31, 2002, the year ended
  December 31, 2002, and the year ended December 31, 2001...........     F-6

Notes to Financial Statements.......................................     F-7


Item 8.     Changes In and Disagreements with Accountants on Accounting and
---------------------------------------------------------------------------
            Financial Disclosure.
            ---------------------

     We had no independent accountant prior to the retention of Comiskey & Company, P.C., 789 Sherman Street, Suite #440, Denver, Colorado 80203, in March 2000. There has been no change in our independent accountant during the period commencing with the retention of Comiskey & Company, P.C., through the date of this report.


                                    PART III
                                    --------

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
-------------------------------------------------------------------------
            Compliance With Section 16(a) of the Exchange Act.
            --------------------------------------------------

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

-----------------------

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, Mr. Peterie, our sole executive officer, director and greater than 10% beneficial owner of our common stock, has complied with the Section 16(a) filing requirements applicable to him during our fiscal year ended December 31, 2002.


Item 10.     Executive Compensation.
------------------------------------

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


Item 11.     Security Ownership of Certain Beneficial Owners and Management.
----------------------------------------------------------------------------

     The following table sets forth certain information regarding the ownership of our common stock as of March 24, 2003, by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Except as otherwise indicated, each shareholder named in the table has sole voting and investment power with respect to the shares beneficially owned.

                                                  Common
                                                  Shares             Percentage
         Name and Address of                   Beneficially              of
          Beneficial Owner                       Owned (1)            Class (1)
--------------------------------------       -----------------       -----------

Andrew N. Peterie, Sr. (2)                   4,000,000 (3) (4)         84.09%
6148 West 115th Avenue
Denver, Colorado  80020

Patricia Cudd                                  331,000 (5) (6)          6.96%
12441 West 49th Avenue, Suite #1-A
Wheat Ridge, Colorado  80033

All directors and executive officers         4,000,000 (3) (4)         84.09%
as a group (one person)

-------------------

     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 4,757,000 shares of our common stock outstanding as of March 24, 2002.

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


Item 12.     Certain Relationships and Related Transactions.
------------------------------------------------------------

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

     We maintain our offices rent-free pursuant to a verbal arrangement with Mr. Peterie, our President, Secretary, Treasurer, sole director and approximate 84.1% shareholder, at his business offices located at 6148 West 115th Avenue, Westminster, Colorado 80020. We have valued this office arrangement at nominal value. Accordingly, it does not impact Savoy Capital Investment's accompanying financial statements.

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


Item 13.     Exhibits and Reports on Form 8-K.
----------------------------------------------

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

 Item
Number                                 Description
------    ----------------------------------------------------------------------

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


                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SAVOY CAPITAL INVESTMENTS, INC.


Date:  March 24, 2003                   By:          /s/ Andrew N. Peterie, Sr.
                                             -----------------------------------
                                            Andrew N. Peterie, Sr., President,
                                            Secretary, Treasurer and Director

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 24, 2003                                 /s/ Andrew N. Peterie, Sr.
                                        ----------------------------------------
                                        Andrew N. Peterie, Sr., President,
                                        Secretary, Treasurer and Director

CERTIFICATIONS
--------------

I, Andrew N. Peterie, Sr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Savoy Capital Investments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003


/s/ Andrew N. Peterie, Sr.
-------------------------------
Andrew N. Peterie, Sr.
President, Secretary, Treasurer
and Director

                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)

                              Financial Statements

                                December 31, 2002

                                    CONTENTS




                                                                        Page
                                                                        ----


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-1

BALANCE SHEET                                                           F-2

STATEMENTS OF OPERATIONS                                                F-3

STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)                           F-4 to F-5

STATEMENTS OF CASH FLOWS                                                F-6

NOTES TO FINANCIAL STATEMENTS                                        F-7 to F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Savoy Capital Investments, Inc.


We have audited the accompanying balance sheet of Savoy Capital Investments, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the initial period from inception (March 6, 1997) to December 31, 2002, and for each of the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savoy Capital Investments, Inc. as of December 31, 2002, and the results of its operations and cash flows for the period from inception (March 6, 1997) to December 31, 2002, and for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
February 14, 2003

                                                        PROFESSIONAL CORPORATION

                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2002


     ASSETS
     ------

CURRENT ASSETS
     Cash and cash equivalents                                    $        262
                                                                  --------------

         Total current assets                                              262
                                                                  --------------

         TOTAL ASSETS                                             $        262
                                                                  ==============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------

CURRENT LIABILITIES
     Accounts payable                                             $        399
                                                                  --------------

         Total current liabilities                                         399
                                                                  --------------

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.01 par value; 10,000,000
         shares authorized; 200,000 shares issued and
         outstanding                                                     2,000
     Common stock, $0.001 par value; 100,000,000 shares
         authorized; 4,757,000 shares issued and outstanding
         at December 31, 2002 and 2001                                   4,757
     Additional paid-in capital                                         28,443
     Deficit accumulated during the development
         stage                                                         (35,337)
                                                                  --------------

                                                                          (137)
                                                                  --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $        262
                                                                  ==============
















    The accompanying notes are an integral part of the financial statements.

                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                 For the
                                               period from           For the             For the
                                                inception              year                year
                                             (March 6, 1997)          ended               ended
                                               December 31,        December 31,        December 31,
                                                   2002                2002                2001
                                             ----------------    ----------------    ----------------

REVENUE
     Referral fees                           $        8,050      $            -      $        8,050
     Interest income                                      7                   -                   -
                                             ----------------    ----------------    ----------------

        Total revenue                                 8,057                   -               8,050

EXPENSES
     Selling, general and administrative             43,394               5,083              24,234
                                             ----------------    ----------------    ----------------

        Total expenses                               43,394               5,083              24,234
                                             ----------------    ----------------    ----------------

NET LOSS                                            (35,337)             (5,083)            (16,184)

Accumulated deficit

     Balance, beginning of period                         -             (30,254)            (14,070)
                                             ----------------    ----------------    ----------------

     Balance, end of period                  $      (35,337)     $      (35,337)     $      (30,254)
                                             ================    ================    ================

 BASIC NET LOSS PER SHARE                    $        (0.01)     $        (0.00)     $        (0.00)
                                             ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                         4,606,573           4,757,000           4,757,000
                                             ================    ================    ================













    The accompanying notes are an integral part of the financial statements.

                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   For the initial period from inception (March 6, 1997) to December 31, 2002


                                                                                                        Deficit
                                  Preferred stock                Common stock                         accumulated
                             --------------------------   --------------------------    Additional     during the         Total
                              Number of                    Number of                     paid-in      development     stockholders'
                                shares        Amount         shares        Amount        capital         stage       equity(deficit)
                             ------------  ------------   ------------  ------------   ------------   ------------   ---------------

Common stock issued for
   services, March 6, 1997
   at $0.001 per share                 -   $         -      4,500,000   $     4,500    $         -    $         -    $       4,500

Net loss for the period ended
   December 31, 1997                   -             -              -             -              -         (4,500)          (4,500)
                             ------------  ------------   ------------  ------------   ------------   ------------   ---------------

Balance, December 31, 1997             -             -      4,500,000         4,500              -         (4,500)               -

Net loss for the year ended
   December 31, 1998                   -             -              -             -              -              -                -
                             ------------  ------------   ------------  ------------   ------------   ------------   ---------------

Balance, December 31, 1998             -             -      4,500,000         4,500              -         (4,500)               -

Net loss for the year ended
   December 31, 1999                   -             -              -             -              -              -                -
                             ------------  ------------   ------------  ------------   ------------   ------------   ---------------

Balance, December 31, 1999             -             -      4,500,000         4,500              -         (4,500)               -

Preferred stock issued for
   cash, January 2000
   at $0.025 per share           200,000         2,000              -             -          3,000              -            5,000

Common stock issued for
   cash, July & August 2000
   at $0.10 per share                  -             -        257,000           257         25,443              -           25,700

Net loss for the year ended
   December 31, 2000                   -             -              -             -              -         (9,570)          (9,570)
                             ------------  ------------   ------------  ------------   ------------   ------------   ---------------

Balance, December 31, 2000       200,000         2,000      4,757,000         4,757         28,443        (14,070)          21,130






    The accompanying notes are an integral part of the financial statements.




                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   For the initial period from inception (March 6, 1997) to December 31, 2002


                                                                                                        Deficit
                                  Preferred stock                Common stock                         accumulated
                             --------------------------   --------------------------    Additional     during the         Total
                              Number of                    Number of                     paid-in      development     stockholders'
                                shares        Amount         shares        Amount        capital         stage       equity(deficit)
                             ------------  ------------   ------------  ------------   ------------   ------------   ---------------

Net loss for the year ended
   December 31, 2001                   -             -              -             -              -        (16,184)         (16,184)
                             ------------  ------------   ------------  ------------   ------------   ------------   ---------------

Balance, December 31, 2001       200,000         2,000      4,757,000         4,757         28,443        (30,254)           4,946

Net loss for the year ended
   December 31, 2002                   -             -              -             -              -         (5,083)          (5,083)
                             ------------  ------------   ------------  ------------   ------------   ------------   ---------------

Balance, December 31, 2002       200,000   $     2,000      4,757,000   $     4,757    $    28,443    $   (35,337)   $        (137)
                             ============  ============   ============  ============   ============   ============   ===============






























    The accompanying notes are an integral part of the financial statements.

                            Savoy Capital Investments
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                           For the
                                                         period from           For the             For the
                                                          inception              year                year
                                                       (March 6, 1997)          ended               ended
                                                       to December 31,       December 31,        December 31,
                                                             2002                2002                2001
                                                       ----------------    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $      (35,337)     $       (5,083)     $      (16,184)
   Adjustments to reconcile
      net loss to net cash flows from
      operating activities:
         Increase (decrease) in accounts payable                  399                 (26)               (575)
         Common stock issued for services                       4,500                   -                   -
                                                       ----------------    ----------------    ----------------

            Net cash flows from operating activities          (30,438)             (5,109)            (16,759)

CASH FLOWS FROM INVESTING ACTIVITIES                                -                   -                   -

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                    25,700                   -                   -
   Issuance of preferred stock                                  5,000                   -                   -
                                                       ----------------    ----------------    ----------------

            Net cash flows from financing activities           30,700                   -                   -
                                                       ----------------    ----------------    ----------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                        262              (5,109)            (16,759)

CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                           -               5,371              22,130
                                                       ----------------    ----------------    ----------------

CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                    $          262      $          262      $        5,371
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

                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002




1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Consideration of Other Comprehensive Income Items
     -------------------------------------------------
     SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

     Stock Basis
     -----------
     Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.   Stockholders' Equity
     --------------------
     Common Stock
     ------------
     As of December 31, 2002, 100,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 4,757,000 were issued and outstanding. Of the common stock, 4,500,000 shares were issued for services valued at $4,500. The other 257,000 shares were issued for cash totaling $25,700.

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

3.   Related Party Transactions
     --------------------------
     One shareholder is acting as officer and director of the Company, and is the owner of approximately 4,000,000 shares of its issued and outstanding common stock, constituting approximately 84% of the Company's issued and outstanding common stock at December 31, 2002.

     The sole officer of the Company is also the owner of 190,400 shares of its issued and outstanding preferred stock, constituting approximately 95% of the Company's issued and outstanding preferred stock at December 31, 2002.

     Officers and directors are reimbursed for all out-of-pocket expenses.

                         Savoy Capital Investments, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002




4.   Income Taxes
     ------------
     The Company has Federal net operating loss carryforwards of approximately $35,000 expiring between the years 2012 through 2022. The tax benefit of these net operating losses is approximately $6,700 and has been offset by a full allowance for realization. For the year ended December 31, 2002, the allowance increased by $1,000. This carryforward may be limited upon consummation of a business combination under IRC Section 381.

5.   Presentation as a Going Concern
     -------------------------------
     The Company has minimal capital with which to implement its business plan. It has current assets in the form of cash totaling $262. In the event this is insufficient capital to finance the Company's plans, the Company will need to seek additional financing. Although there are no formal agreements in place to provide future financing, management anticipates that interim funding from the Company's founders will be available over the next year of operations.