Form 10QSB
period 2003-06-30
SAVOY CAPITAL INVESTMENTS INC
filed 2003-08-08
CIK 1113190

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                         OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number:  000-032103


                            SAVOY CAPITAL INVESTMENTS, INC.
               ______________________________________________________
          (Exact name of small business issuer as specified in its charter)

           Colorado                                    84-1522003
_______________________________          __________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

18826 Pagentry Place, Monument,   Colorado                       80020
___________________________________________________________________________
 (Address of principal executive offices)                       (Zip  Code)


________________________________________________________________________________
                 (Issuer's telephone number, including area code)

6148 West 115th Ave, Westminster, CO 80020
________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)



    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                          Shares  Outstanding
            Class of Securities                           at Aug 6, 2003
            ___________________                           ___________________

            Common Stock, par value $0.001 per share          4,757,000


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The reviewed financial statements of registrant for the three months ended June 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        SAVOY CAPITAL INVESTMENTS, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                               June 30, 2003


                                   CONTENTS



         BALANCE SHEET ............................................    1

         STATEMENTS OF OPERATIONS .................................    2

         STATEMENTS OF CASH FLOWS .................................    3

         NOTES TO THE FINANCIAL STATEMENTS ........................    4







                            SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                    June 30, 2003



   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   213
                                                                      --------
         Total current assets                                            213
                                                                      --------

         TOTAL ASSETS                                                $   213
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                  $  2,055
                                                                      --------
         Total current liabilities                                      2,055
                                                                      --------



STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $0.01 par value; 10,000,000
      shares authorized; 200,000 shares issued and
      outstanding                                                        2,000
   Common stock, $0.001 par value; 100,000,000
      shares authorized; 4,757,000 shares issued
      and outstanding                                                    4,757
   Additional paid-in capital                                           28,443
   Deficit accumulated during the
      development stage                                                (37,042)
                                                                      --------
                                                                        (1,842)
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $     213
                                                                      ========

       The accompanying notes are an integral part of the financial statements.

                             SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                        For the
                        Period       For the    For the    For the    For the
                        March 6,     three      three      six        six
                        1997         months     months     months     months
                        (Inception)  ended      ended      ended      ended
                        to June      June       June       June       June
                        30, 2003     30, 2003   30, 2002   30, 2003   30, 2002
                        -----------  ---------  ---------  --------   --------
REVENUES
  Referral fees         $     8,050  $      -   $      -   $     -    $      -
  Interest income                 7         -          -         -           -
                        -----------  ---------  ---------  --------   --------
  Total revenue               8,057         -          -         -           -

EXPENSES
  Selling, general and
   administrative expense    45,099      1,687      1,027     1,705      2,859
                         ----------  ---------  ---------  --------   --------
        Total expenses       45,099      1,687      1,027     1,705      2,859
                         ----------  ---------  ---------  --------   --------
NET LOSS                    (37,042)    (1,687)    (1,027)   (1,705)    (2,859)

Accumulated deficit
  Balance,
    beginning of period           -    (35,355)   (32,086)  (35,337)   (30,254)
                         ----------  ---------  ---------   --------   --------
  Balance,
        end of period    $  (37,042) $ (37,042) $ (33,113)  (37,042)   (33,113)
                         ==========  ========== ========== =========   ========
NET LOSS PER SHARE       $     (.01) $    (NIL) $    (NIL)     (NIL)      (NIL)
                         ==========  =========  ========== =========   ========
WEIGHTED AVERAGE
  NUMBER OFSHARES
  OUTSTANDING             4,618,379  4,757,000  4,757,000  4,757,000  4,757,000
                         ==========  =========  =========  =========  =========


  The accompanying notes are an integral part of the financial statements.

                            SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                    Period         For the      For the
                                    March 6,       six          six
                                    1997           months       months
                                    (Inception)    ended        ended
                                    to June        June         June
                                    30, 2003       30, 2003     30, 2002
                                    ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                          $    (37,042)  $  (1,705)   $ (2,859)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Increase (decrease) in
        accounts payable                   2,055       1,656        (346)
      Stock issued for services            4,500          -            -
                                    ------------   ----------   ---------
    Net cash flows from
       operating activities              (30,487)       (49)       (3,205)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                   -           -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                25,700           -            -
  Issuance of preferred stock              5,000           -            -
                                    ------------   ----------    ---------
    Net cash flows
      from financing activities           30,700           -            -
                                    ------------   ----------    ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                  213         (49)      (3,205)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          -         262        5,371
                                    ------------   ----------    ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                     $        213   $     213    $   2,166
                                    ============   ==========    =========


       The accompanying notes are an integral part of the financial statements.

                           SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2003



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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources
-------------------------------
The Company's current assets at June 30, 2003, totaled $213, entirely in the form of cash. The Company raised approximately $30,000 through the issuance of common and preferred stock during 2000. This amount was offset by capitalization and operating costs.

The Company has applied its remaining liquid capital resources to cover general and administrative expenses and has no such resources as of the date of this report. Accordingly, the Company does not have current resources adequate to meet its reporting obligations under the Securities Exchange Act of 1934 and to cover general and administrative expenses. The Company will seek to meet such expenses by seeking to have payment of them deferred or by obtaining loans or other capital contributions from the Company's founding stockholders.

The Company remains in the development stage and, since inception, has generated only insignificant amounts of revenue from its planned operations.

Results of Operations
---------------------
During the second quarter ended June 30, 2003, the Company has incurred operating costs of $1,687, which is an increase of $1,669 from the quarter ended March 31, 2003, relating primarily to securities law compliance and corporate administration.

For the current fiscal year, the Company anticipates a net loss owing to expenses associated primarily with compliance with reporting requirements and with the development of the Company's business plan.


                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

             32.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K

             None

                               Signatures

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date: August 8, 2003                           SAVOY CAPITAL INVESTMENTS, INC.

                                               By: /s/ Andrew N. Peterie
                                               Andrew N. Peterie
                                               President

                                          7