Form 10QSB
period 2003-09-30
SAVOY CAPITAL INVESTMENTS INC
filed 2003-11-07
CIK 1113190

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number:  000-032103


                            SAVOY CAPITAL INVESTMENTS, INC.
               ______________________________________________________
          (Exact name of small business issuer as specified in its charter)

           Colorado                                    84-1522003
_______________________________          __________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

18826 Pagentry Place       Monument, Colorado                      80132
___________________________________________________________________________
 (Address of principal executive offices)                       (Zip  Code)

                               (903) 452-4112
________________________________________________________________________________
                 (Issuer's telephone number, including area code)


________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ___        ___


    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                          Shares  Outstanding
            Class of Securities                           at November 7, 2003
            ___________________                           ___________________

            Common Stock, par value $0.001 per share          4,757,000


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The reviewed financial statements of registrant for the three months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        SAVOY CAPITAL INVESTMENTS, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             September 30, 2003


                                   CONTENTS



         BALANCE SHEET ............................................  F-1

         STATEMENTS OF OPERATIONS .................................  F-2

         STATEMENTS OF CASH FLOWS .................................  F-3

         NOTES TO THE FINANCIAL STATEMENTS ........................  F-4




                            SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                 September 30, 2003



   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $     191
                                                                      --------
         Total current assets                                              191
                                                                      --------

         TOTAL ASSETS                                                $     191
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Account payable                                                  $    2,583
                                                                     ---------
         Total current liabilities                                       2,583
                                                                     ---------


STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $0.01 par value; 10,000,000
      shares authorized; 200,000 shares issued and
      outstanding                                                        2,000
   Common stock, $0.001 par value; 100,000,000
      shares authorized; 4,757,000 shares issued
      and outstanding                                                    4,757
   Additional paid-in capital                                           28,443
   Deficit accumulated during the
      development stage                                                (37,592)
                                                                      --------
                                                                        (2,392)
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $     191
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                          F-1


                             SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                        For the
                        Period       For the    For the   For the   For the
                        March 6,     three      three     nine      nine
                        1997         months     months    months    months
                        (Inception)  ended      ended     ended     ended
                        to September September  September September September
                             30,         30,       30,       30,        30,
                            2003        2003      2002       2003       2002
                        -----------  ---------  ---------  ---------  ---------
REVENUES
  Referral fees         $     8,050  $       -  $       -  $       -  $       -
  Interest income                 7          -          -          -          -
                        -----------  ---------  ---------  ---------  ---------
  Total revenue               8,057          -          -          -          -

EXPENSES
  Selling, general and
   administrative expense    45,649        550        918      2,255      3,777
                         ----------  ---------  ---------  ---------  ---------
        Total expenses       45,649        550        918      2,255      3,777
                         ----------  ---------  ---------  ---------  ---------
NET LOSS                    (37,134)      (550)      (918)    (2,255)    (3,777)
Accumulated deficit
  Balance,
    beginning of period           -    (37,042)   (33,113)   (35,337)   (30,254)
                         ----------  ---------  ---------  ---------  ---------
  Balance,
    end of period        $  (37,592) $ (37,592) $ (34,031) $ (37,592) $ (34,031)
                         ==========  =========  =========  =========  =========
BASIC NET LOSS PER SHARE $    (0.01) $    (NIL) $    (NIL) $    (NIL) $    (NIL)
                         ==========  =========  =========  =========  =========
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING             4,623,691   4,757,000  4,757,000  4,757,000  4,757,000
                         ==========  ==========  =========  =========  =========


  The accompanying notes are an integral part of the financial statements.
                                          F-2



                            SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                        Period          For the       For the
                                        March 6,        nine          nine
                                        1997            months        months
                                        (Inception) to  ended         ended
                                        September 30,   September 30, September 30,
                                        2003            2003          2001
                                        --------------  ------------- -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (37,592)   $    (2,255)  $    (3,777)
                                        ------------    -----------   -----------
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Increase (decrease) in accounts
        payable                                2,583          2,184          (425)
      Common stock issued for services         4,500              -             -
                                        ------------    -----------   -----------
    Net cash flows from
       operating activities                  (30,509)           (71)       (4,202)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                       -              -             -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                    25,700              -             -
  Issuance of preferred stock                  5,000              -             -
                                        ------------    -----------   -----------
    Net cash flows
      from financing activities               30,700              -             -
                                        ------------    -----------   -----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                      191            (71)       (4,202)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -            262         5,371
                                        ------------    -----------   -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $        191    $       191   $     1,169
                                        ============    ===========   ===========


       The accompanying notes are an integral part of the financial statements.
                                          F-3

                           SAVOY CAPITAL INVESTMENTS, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                September 30, 2003



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

                                          F-4



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

The Company's current assets at September 30, 2003, totaled $191, entirely in the form of cash. The Company raised approximately $30,000 through the issuance of common and preferred stock during 2000. This amount was offset by capitalization and operating costs.

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

Results of Operations
---------------------
During the third quarter ended September 30, 2003, the Company has incurred operating costs of $550, which is a decrease of $1,137 from the quarter ended June 30, 2003, relating primarily to securities law compliance and corporate administration.

For the current fiscal year, the Company anticipates a net loss owing to expenses associated primarily with compliance with reporting requirements and with the development of the Company's business plan.


                                          5


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

                                          6

                               Signatures

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date: November 7, 2003                         SAVOY CAPITAL INVESTMENTS, INC.

                                               By: /s/ Andrew N. Peterie
                                               Andrew N. Peterie
                                               President

                                          7