Form 10KSB
period 2003-12-31
SAVOY CAPITAL INVESTMENTS INC
filed 2004-04-26
CIK 1113190

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

         For the transition period from _______________to ______________


                        Commission file number 000-032103

                              Savoy Resources Corp.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


                    Colorado                             84-1522003
         -------------------------------               -------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

         435 Martin Street, Suite #3120
                 Blaine, Washington                                     98230
     ----------------------------------------                         ----------
     (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number (360) 332-1892

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange on
          Title of each class                          which registered

                 None
                 ----                               -------------------------


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $-0-
                                                          ----

Of the 66,154,000 shares of voting stock of the registrant issued and outstanding as of April 22, 2004, 42,949,000 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sale price at which the common stock was sold on April 12, 2004, is $43,378,490.00.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                              SAVOY RESOURCES CORP.

                                TABLE OF CONTENTS
                                -----------------

                                   Part I Page

Item 1.   Description of Business.........................................     4

Item 2.   Description of Property.........................................    17

Item 3.   Legal Proceedings...............................................    17

Item 4.   Submission of Matters to a Vote of Security Holders.............    17


                                 Part II

Item 5.   Market for Common Equity and Related Stockholder Matters........    18

Item 6.   Management's Discussion and Analysis or Plan of Operation.......    21

Item 7.   Financial Statements............................................    24

Item 8.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure............................................    25

Item 8A.  Controls and Procedures.........................................    25


                                    Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...............    25

Item 10.  Executive Compensation..........................................    28

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters.....................................    29

Item 12.  Certain Relationships and Related Transactions..................    31

Item 13.  Exhibits and Reports on Form 8-K................................    32

Item 14.  Principal Accountant Fees and Services..........................    34

                  CAUTION REGARDING FORWARD LOOKING INFORMATION

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe" or similar language. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

     References in this Report to "Savoy Resources," the "company," "the registrant," "we," "our" and "us" refer to Savoy Resources Corp., formerly Savoy Capital Investments, Inc., a Colorado corporation.


                                     PART I

Item 1. Description of Business.

     (a)  Business Development.

     Savoy Resources Corp. is a gold, mineral and gemstone exploration, development and production company in the development stage. We recently entered into a joint venture agreement with the First Institute of Geology Exploration of Heilongjiang Province, China, for the purpose of developing gold and other mineral exploration operations in Heilongjiang province in northeastern China and, in addition, we recently commenced gemstone acquisition and marketing operations in Madagascar, an island off the east coast of Africa. As of the date of this report, we have generated no revenue from sales of gemstone or other minerals. Our offices are located at 435 Martin Street, Suite #3120, Blaine, Washington 98230. Our telephone number is (360) 332-1892 and our facsimile number is (360) 332-9550. Our informational web site on the Internet is located at www.savoyresources.com.

     We were organized under the laws the State of Colorado on March 6, 1997, under the name of "Savoy Capital Investments, Inc." On April 23, 2002, we changed our name to "Savoy Resources Corp." From October 28, 1998, until December 2003, we pursued our business as an online residential and commercial mortgage brokerage business, which was ultimately unsuccessful. We raised funds from two small stock placements to fund our operations during this period. From June through August 2000, we sold 257,000 shares of common stock to 45 persons for gross proceeds of $25,700 pursuant to the exemption from registration under
Section 3(b) of the Securities Act of 1933 and Regulation A thereunder and the exemption under Section 11-51-308(1)(p) of the Colorado Securities Act. In January 2000, we raised $5,000 from the sale of 200,000 shares of preferred stock to our then President and legal counsel in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933. The 200,000 then outstanding shares of preferred stock were canceled on March 31, 2004. The share amounts in this paragraph are prior to the forward stock split effective on March 26, 2004 and have not been restated to give effect to the stock split.

     On January 19, 2004, we completed the acquisition of 97% of the shares of Societe Siranna S.A.R.L., a private Madagascar company, pursuant to the Share Purchase Agreement dated December 23, 2003, between Savoy Resources and Mr. Geoffrey Armstrong. Siranna owns two gemstone exploration properties in northern Madagascar, together with full resource exploitation and gemstone exportation permits. Under the terms of the Share Purchase Agreement, we acquired 97% of the issued and outstanding shares of Sirrana in exchange for 7,500,000 shares of our common stock, which were issued to Mr. Armstrong. This share amount is prior to the forward stock split and has not been restated to give effect to the stock split. As a result of this transaction, we underwent a change in control and Siranna became a 97%-owned subsidiary of Savoy Resources. With this acquisition, we took the first step in our transition from an online residential and commercial mortgage brokerage business to a gold, mineral and gemstone exploration, development and production company developing gold and other mineral exploration operations in Heilongjiang province, China, with our joint venture partners and gemstone acquisition and marketing operations in Madagascar.

     The business combination with Siranna resulted in a change in the composition of our Board of Directors and our management. On January 2, 2004, Mr. Andrew N. Peterie, Sr., appointed Mr. Floyd A. Wandler as our sole director and as President and Chairman of the Board of Directors and resigned as the sole executive officer and director of the company. Mr. Peterie's resignation was not prompted by any disagreement with us on any matter relating to our operations, policies or practices. Mr. Wandler appointed Messrs. Clint B. Sharples and Philip J. Walsh as additional members of the Board of Directors on February 3, 2004. Mr. Wandler will manage our domestic and international operations; supervise the administration of our gold and/or other resource projects in China and precious and semi-precious gemstone operations in Madagascar; and assist us in evaluating potential expansion into other resource areas.

     In January 2004, in conjunction with and as a condition precedent to the business combination with Siranna, we granted options exercisable to purchase a total of 9,300,000 shares of our common stock to six consultants to Savoy Resources and Siranna under the Savoy Capital Investments, Inc. Stock Option Plan. Since January 2004, we have received gross proceeds in the amount of $610,000 from the exercise of options to purchase an aggregate of 6,100,000 shares of our common stock. The number of shares of common stock outstanding as a result of these stock option exercises represents approximately 27.7% of our outstanding shares of common stock as of the date of this report. We registered all 9,300,000 shares of common stock underlying the options pursuant to a Registration Statement on Form S-8, File Number 333-112162, filed with the Securities and Exchange Commission on January 23, 2004. The share amounts in this paragraph are prior to the forward stock split and have not been restated to give effect to the stock split.

     On January 19, 2004, our Board of Directors, and, on March 23, 2004, our stockholders approved the change of our name from "Savoy Capital Investments, Inc." to "Savoy Resources Corp." and a three-for-one forward split of our outstanding shares of common stock, $0.001 par value per share. On March 23, 2004, we filed Articles of Amendment to our Articles of Incorporation with the Colorado Secretary of State to amend our Amended and Restated Articles of Incorporation in connection with the change of name and the three-for-one forward stock split. The name change and the forward stock split became effective at the opening of business on March 26, 2004, at which time our 21,182,000 then outstanding shares of common stock became 63,546,000 outstanding shares. Except as otherwise indicated, the information in this report gives retroactive effect to the name change and the forward stock split.


     See "Business of the Issuer" immediately below for a description of our current operations and future proposed activities.

     (b)  Business of the Issuer.

General

      We are a development-stage company that recently changed our business from an online residential and commercial mortgage brokerage business to a gold, mineral and gemstone exploration, development and production company developing joint venture gold exploration operations in Heilongjiang Province in northeastern China and gemstone acquisition and marketing operations in Madagascar. Since the business combination with Siranna, we have devoted the bulk of our time, effort and resources to negotiating a joint venture agreement with a government-owned, geological institute in Heilongjiang Province, China, and acquiring two gemstone exploration properties in northern Madagascar together with permits allowing for full resource exploitation and exportation, and to numerous organizational matters relevant to developing a new business plan. Our goal is to become a significant mineral exploration and development company in the recently unrestricted Heilongjiang Province and to establish commercial gemstone operations in Madagascar. We presently expect that our China operations will focus primarily on metals prospects, but we will also evaluate opportunities in energy and industrial minerals if they become available.

China Operations

     General. Heilongjiang Province is the largest province in northeastern China and covers an area of 469,000 square kilometers approximately the size of Spain. The province is bordered by Mongolia and Russia, both with proven mineral belts and attractive mining opportunities. Heilongjiang Province has a well-developed infrastructure and sits on the North China Platform, one of the most extensive intrusion-related gold systems in the world. There have been numerous reports and papers written on the geology of the province as well as the gold and mineral prospects that are believed to be located there. China is the world's sixth largest producer of and precious metals and other minerals and the fourth largest producer of gold. It is also one of the world's foremost importers of precious metals and other minerals because its industries consume more minerals than are domestically produced.

     Until recently, China's mining industry was a combination of state-owned corporations and small private or individual operators. Presently, China, in general, and Heilongjiang Province, in particular, are eager to locateNorth American partners to help fund exploration and development and to provide modern technological and geological expertise. The geological consulting firm of Archer, Cathro & Associates (1981) Limited is acting as our consultant to provide geological expertise in connection with our activities in China. Insofar as our prospects for success in the region, we are further encouraged by the establishment, when China was inducted as a new member of the World Trade Organization, of the China Gold Association. We understand that the China Gold Association acts as a liaison between the government and gold production companies and provides information and protection of business interests.

     In addition to metals reserves, China has enormous coal reserves and the country is playing an increasingly important role in the global coal and energy market. As the world's largest producer and consumer and the second-largest exporter of coal, China is increasing the development of both conventional and non-traditional energy sources, such as coal bed methane, to meet the country's increasing energy demands. According to the China Energy Research Society, China is carrying out a series of energy reforms and is looking to Heilongjiang, Shanxi, Shaanxi, and Guizhou Provinces and Inner Mongolia, to be its principal suppliers of coal. Modernization of coal production methods and coal bed methane production may provide the best solution to the energy shortage, but requires advanced technology and large capital expenditures. If we identify coal and other energy-producing concessions in China, we will seek joint venture partners with production experience in these areas.

     Joint Venture with the First Institute. In March 2004, we entered into a long-term joint venture agreement with the First Institute of Geology Exploration of Heilongjiang Province (the "First Institute"), China, for the purpose of conducting gold and other mineral exploration, evaluation and mining in Heilongjiang Province and other areas of mutual interest in China. To our knowledge, we are the first foreign company to sign such a comprehensive joint venture agreement in Heilongjiang Province. The joint venture will be organized under the Sino-Foreign Contractual Joint Ventures Law of the People's Republic of China after the government approves the agreement and issues a business license to the joint venture. The term of the joint venture is a period of fifteen years. A Board of Directors consisting of five individuals will manage the joint venture. We will appoint three of the directors and the Chairman of the Board of Directors and the First Institute will appoint two of the directors. The First Institute's capital contribution to the joint venture will include the business and exploration licenses issued by the government and the required license evaluations. Our capital contribution consists of $3,500,000 in cash to be contributed to the joint venture over a period of two years from the date of its organization. The schedule of capital contributions is as follows:

     o    One million dollars within the first three months;

     o Five hundred thousand dollars during the period from the beginning of the fourth month through the end of the twelfth month; and

     o Two million dollars during the period from the beginning of the thirteenth month through the end of the twenty-fourth month.

After we make each of the above-described capital contributions, the ratio of interest in and the net profit from the joint venture will be allocated between the First Institute and us as follows:

     o After we contribute the sum of $1,000,000, our ratio of interest and net profit allocation will be 40% and the First Institute's ratio of interest and net profit allocation will be 60%;

     o After we contribute the sum of $500,000, our ratio of interest and net profit allocation will be 53% and the First Institute's ratio of interest and net profit allocation will be 47%; and

     o After we contribute the balance of the sum of $2,000,000, our ratio of interest and net profit allocation will be 70% and the First Institute's ratio of interest and net profit allocation will be 30%.

    The First Institute is a modern, government-owned organization that employs, together with its administrative organization, the Mineral Development Bureau, over 13,000 employees. It is responsible for mineral resource discoveries, licensing and concessions in Heilongjiang Province. Over the past 50 years, the First Institute has amassed a large database of information, including comprehensive geological, geochemical, geophysical, business, operational and technical information, covering the region and numerous mineral concessions it controls. The Exploration and Option Agreement, which is incorporated in and becomes effective contemporaneously with the joint venture agreement, grants us complete and unrestricted access to the Institute's database and the first right of refusal on the disposition and exploration of all precious metal and other mineral concessions held by the First Institute, including but not limited to coal, coal bed methane and copper prospects. The Mineral Development Bureau has also assured us access to exploration data covering the remainder of Heilongjiang Province held by a second institute. Based upon the databases of the First Institute and the second institute, we expect to be able to identify prospective acquisitions for a range of commodities, including gold, platinum, base metals and coal.

     We have been conducting research activity in China since January 2004, with our geological consultants on site reviewing the First Institute's database. To date, we have identified three target properties. According to available information that has been reviewed on our behalf by Archer, Cathro, the initial target property, the Shishan Forest Farm gold property, is a 31 square kilometer concession that contains a high-grade gold prospect. We have established an exploration drilling budget of $3.5 million for work on the property over the next two years once funding is secured. We have also identified two other properties with high potential and our geological consultants are currently working to evaluate the available data more fully before we establish other budgets. We expect to begin work on these concessions by summer 2004 if adequate funding is secured.

     Under the terms of the joint venture agreement with the First Institute, the joint venture will hold both the exploration rights and the exploration licenses to all of the properties held by the First Institute in northeastern China. However, the joint venture agreement grants us the exclusive right to transfer or assign all or any part of our interests or rights to other parties that take part in the exploration or development activities for the benefit of the joint venture. Accordingly, as we identify viable opportunities in various resource areas, we will have the right to partner with the best-qualified mining company on any particular project. Our partners will not be part of the joint venture, but will have a direct commercial relationship with us. Further, any mining company desiring to conduct mineral exploration and/or development in Heilongjang Province will be able to negotiate an agreement directly with us for the benefit of the joint venture. The joint venture expects to have a carried interest in any of these transactions.

     Joint Venture with ATAC Resources Ltd., Cash Minerals Ltd. and Strategic Metals Ltd. On January 22, 2004, we entered into a joint venture with ATAC Resources Ltd., Cash Minerals Ltd. and Strategic Metals Ltd., all reporting companies trading on the Canadian TSX Venture Exchange, for the purpose of conducting mineral exploration in China. The joint venture agreement provides that all costs of initial target identification and ground proofing will be shared 50% by Savoy Resources and 50% by ATAC Resources, Cash Minerals and Strategic Metals equally. Under the terms of the agreement, as specific prospects are acquired, Savoy Resources will have the right to participate at 50% and one of the other companies will have the right to the remaining 50% interest. Whether ATAC Resources, Cash Minerals or Strategic Metals will participate in a given project, will be determined based upon the main commodity in the prospect. ATAC Resources will have first right to gold targets, Cash Minerals to energy or industrial mineral prospects and Strategic Metals to other metal or gemstone targets. Archer, Cathro & Associates is the operator of the joint venture.

Madagscar Operations

     General. Madagascar, also known as the Malagasy Republic, lies south of the equator approximately 250 miles off the east coast of Africa. With an area of 277,760 square miles, it is two and a half times the size of Great Britain and the world's fourth largest island. The country, united by a Malagasy monarch, was under British influence from the early 1800's until it became a French colony in 1896. Madagascar gained its independence in 1960 and became socialist until 1990 when free elections were held. General elections in December 2001 marked the third set of elections since 1990. The current democratically elected government is fashioned after the French model with elections held every four years.

     Although Madagascar does not yet have a fully developed mineral industry, we believe that there is potential to discover and develop deposits of many different minerals. According to the Guinness Book of World Records, the world's largest sapphire, a mixed gem with opaque cabochon weighing 17.9 kilos (39.5 pounds) and measuring 17 x 35 centimeters (7 x 14 inches), was discovered in northern Madagascar. In addition to sapphires, Madagascar hosts a large variety of precious and semi-precious gemstones, including, among others, amethyst, apatite, cat's-eye apatite, alexandrite, aquamarine, cat's-eye chrysoberyl,yellow chrysoberyl, citrine, diamond, emerald, garnet (including mandarin, champagne, rhodolite and grossularite), heliodor, iolite, kunzite, morganite, ruby, sphene, spinel tourmaline and topaz. The country is already noted for its potential in the production of good quality chemical and metallurgical grade chromite, high-grade crystalline flake graphite, mica, quartz and semi-precious gemstones. Additionally, the island has many other deposits containing bauxite, coal, cobalt, gold, heavy mineral sands, nickel and petroleum products.

     Since the first recorded shipments of Madagascar gemstones in 1904, the gem industry has remained relatively stagnant. Among other factors, the economy is weak and the country lacks the infrastructure needed to enable commercial exploitation of mineral deposits. However, with the support of the World Bank, the government recently instituted a new mining code, Code d'Mines, which appears to establish strong incentives to develop resources. These changes to Madagascar's mining code are modernizing the industry and, together with other improvements, signal an increasing recognition by the government of the vast potential of the country's mineral resources. The government is focusing upon the proper development of Madagascar's natural resources as a means of rebuilding its economy. In order to accomplish this, the country is seeking to attract foreign investment by modernizing its industrial base and accommodating and supporting foreign companies.

     Acquisition and Marketing of Gemstones and Minerals. The initial focus of our operations in Madagascar is the development of our sapphire acquisition and marketing program. We have committed a first-round budget of $250,000 to establish gemstone production in Madagscar and to develop the first phase of the marketing program. Our licenses enable us to explore for, purchase from the native Malagasy, sell and export sapphires, other precious gems and other minerals. The cost of purchasing gems is comparable to the cost of exploring for comparative gems. Currently, we are purchasing rough sapphires in the northern cities of Antsiranana and Diego Suarez and in the capital city of Antananarivo for marketing directly to factories in Thailand, China and Sri Lanka, with high-end stones to be marketed to dealers in Tel Aviv, Israel, and Zurich, Switzerland. Mr. Jean Bruno Besy Andriamanalo is the general manager of our gemstone operations in Madagascar. He is a geologist and a Madagascar citizen. In the future, we intend to expand our sapphire acquisition and marketing program to include emeralds, rubies and semi-precious stones.

     For the foreseeable future, we do not intend to conduct any mining operations on the two Madagascar properties that we own. Our long-range business plan in Madagascar includes building a substantial asset base through the acquisition of other gemstone exploration properties or "perimeters" and mining equipment. As of the date of this report, we have no specific properties targeted for acquisition. However, the perimeters in which we have an interest are located primarily in the northern region of Madagascar.

     Licenses. Through Siranna, we hold gemstone licenses at Madagascar's highest level. These permits grant us the right to explore for, buy, sell and export precious and semi-precious gems and minerals. The licenses are for a period of 40 years and are renewable for four additional 20-year periods upon the payment of a minimal renewal fee. Insofar as growth and profit potential, the gemstone and mineral purchase, marketing and exportation rights we hold in Madagascar are equally as important as the exploration rights.


Competition

     China. We believe that we are the first company to sign a comprehensive joint venture agreement in Heilongjiang Province in northeastern China. Accordingly, mining companies that desire to conduct mineral exploration and/or development in Heilongjang Province will be able to negotiate an agreement directly with us for the benefit of the joint venture. We believe that we have a competitive advantage over other companies in becoming a significant mineral exploration and development company in China because of the following factors:

     o    Our proposed joint venture relationship with the First Institute;

     o    Our growing rapport with the Chinese government; and

     o The geological expertise available to the Chinese from Archer, Cathro, our consulting firm of geological experts.

     Madagascar. Madagascar's economy is improving and the government is encouraging foreign investment. Although competition exists from other foreign companies, Savoy Resources is one of the early entrants in the Madagascar gemstone and mineral industry and is in a position to take advantage of newly developing opportunities. Mr. Jean Bruno Besy Andriamanolo, a Madagascar resident and a geologist with fifteen years of experience who manages our operations in Madagascar has established government contacts developed over many years that he has made available to us. Because of our initiative in entering the Madagascar gemstone and mineral industry, our amicable relationship with the Madagascar government and changes in government policy encouraging foreign investment, we believe that we have a competitive advantage in becoming one of the leaders in developing and expanding the gemstone and mineral industries in Madagascar.

Governmental Regulation

     We believe that we are not currently subject to direct United States federal, state or local governmental environmental regulations other than regulations applicable to businesses generally. We do not anticipate that we will be subject to United States federal, state or local environmental regulations because all of our proposed mineral exploration and development operations are offshore.

     We are not certain how our business may be affected by the application of existing foreign laws governing issues such as the environment, property ownership, taxation and qualification to do business. This uncertainty could reduce our ability to conduct exploration operations, increase the cost of doing business as a result of possible litigation costs and increase exploration, development and production costs.

     Environmental Considerations in China. Before the joint venture with the First Institute is organized, we will conduct, together with the First Institute, an environmental audit in order to compile an inventory of environmental conditions. This audit will be the basis for assigning liability according to The Environmental Protection Law of China, which provides that the party causing environmental damage is liable for the damage. Under the joint venture agreement, we will not be liable for environmental damage that is not cause by our or our partners' exploration activities. We have agreed in the joint venture agreement to operate in accordance with high environmental protection standards and that we will be responsible for environmental damage caused by the joint venture as provided in the agreement.

    Environmental Considerations in Madagscar. Because we have no plans to engage in any mining operations in Madagascar for the foreseeable future, we do not expect to incur any costs of compliance with Madagascar's environmental laws. At such time in the future, if ever, that we conduct mining activities in Madagascar, we intend to practice responsible environmental management of our resources and comply with or exceed the standards established by Madagascar's environmental laws as well as international standards. Madagascar has markedly improved its manner of dealing with environmental concerns since the return of a freely-elected government in 1990. Madagascar ratified the 1968 African Convention of Nature and Natural Resources that replaced the London Convention and provides for the establishment of strict nature reserves and national parks. However, because of a lack of resources, including personnel, equipment and training centers, the Forest Service has been unable to provide effective protection of protected areas. The World Wildlife Fund for Nature, which plays a large role in the country and manages 29 separate conservation projects, and the World Conservation Union are giving support in order to improve the management of parks and reserves. The activities of the World Wildlife Fund for Nature have helped to establish the Association for the Protection of the Environment at Antsiranana (Diego Suarez), the Association for the Protection of Nature at Toamasina (Tamatave) and the Association for the Understanding and Conservation of Nature in Madagascar. Two conferences on conservation of nature and resources held in Antananarivo in October 1970 and November 1985 have attracted international attention to Madagascar as one of the world's priorities for conservation and funding for conservation projects. The World Bank, in a significant departure from its normal strictly developmental role, has targeted Madagascar in a pilot cooperative venture to integrate conservation and economic growth.

Employees

     Mr. Floyd A. Wandler is our sole employee. He replaced Mr. Andrew N. Peterie, Sr., as our President on January 2, 2004. He also serves in the position of Chairman of the Board of Directors. Mr. Wandler manages our domestic and international operations; supervises the administration of our gold and other mineral projects in China and our gemstone operations in Madagascar; and assists us to evaluate potential expansion into other resource areas. We entered into the Executive Services Agreement with Mr. Wandler on January 2, 2004, pursuant to which we pay him basic remuneration of $42,000.00 per annum and reimburse him for all normal and reasonable travel and other expenses he incurs in the performance of his responsibilities for us. In addition, under the terms of this agreement, we pay the monthly premiums, up to a maximum of $250.00 per month, on a term life insurance policy for him and provide him with travel protection benefits. These benefits include evacuation in the event of a medical, security or family emergency or in the event of an emergency involving damage in excess of $10,000 and extended health protection and benefits.

Consultants

     Mr. Andrew N. Peterie, Sr., who served as our sole executive officer and director from October 28, 1998, through January 2, 2004, has served as a consultant since the date of his resignation in order to assist us to accomplish a smooth transition from a small, publicly-traded mortgage company to a mining and gemstone exploration, development and production company with operations in China, Madagascar and elsewhere whose securities are widely-held and contribute to our ongoing management, development and expansion. He is uniquely qualified to perform these services because of his specialized knowledge of our operations through January 2, 2004, and because of his amicable relationship with our United States stockholder base. Also, Mr. Peterie's general knowledge of finance and management as a result of his service as a member of management of a number of U.S. banking institutions and general knowledge of U.S. capital markets and securities regulations as a result of his founding and/or management of a number of publicly-traded, U.S. corporations is valuable to us. Our Consulting Agreement with Mr. Peterie terminates on June 30, 2004. We paid him the sum of $35,000.00 for his services under the agreement.

     Mr. Robert T. Slavik, doing business as Pacific Gems Trading, has been retained as a consultant to oversee the management of our operations in Madagascar pursuant to the Consulting Services Agreement that commenced on January 2, 2004, and terminates on January 2, 2005. His principal responsibilities include the following:

     o    Developing and administering our gemstone operations in Madagascar;

     o Developing markets and executing strategies for marketing our precious and semi-precious gemstones; and

     o Establishing effective communications programs with the gemstone industry and other interested parties;

Mr. Slavik's compensation under the terms of the Consulting Services Agreement consists solely of the option exercisable to purchase 4,500,000 shares of our common stock at a price of $0.10 per share that we granted to Pacific Gems Trading, a corporation he owns and manages, under the Savoy Capital Investments, Inc. Stock Option Plan. We granted the stock option in connection with the business combination with Siranna in exchange for Pacific Gem Trading's pre-existing option to purchase Siranna shares, which was cancelled. In addition, we reimburse him for normal and reasonable travel and other expenses he incurs in the performance of his responsibilities on behalf of Savoy Resources and Siranna.

     Mr. Jean Bruno Besy Andriamanolo has been retained as a consultant to serve as the general manager of our Madagascar operations pursuant to the Consulting Services Agreement that commenced on January 2, 2004, and terminates on January 2, 2005. His principal responsibilities include the following:

     o To assist the operations manager to develop and administer our gemstone operations in Madagascar; and

     o To assist the operations manager to develop markets and executing strategies for marketing our precious and semi-precious gemstones.


Mr. Andriamanolo's compensation under the terms of the Consulting Services Agreement consists solely of the option exercisable to purchase 2,000,000 shares of our common stock at a price of $0.10 per share that we granted to him under the Savoy Capital Investments, Inc. Stock Option Plan. We granted the stock option to Mr. Andriamanolo in connection with the business combination with Siranna in exchange for his pre-existing option to purchase Siranna shares, which was cancelled. In addition, we reimburse him for normal and reasonable travel and other expenses he incurs in the performance of his responsibilities on our behalf.

     Mr. Weiguo Lang has been retained as a consultant in the area of market development in Asia pursuant to the Consulting Services Agreement that commenced on January 2, 2004, and terminates on January 2, 2005. His principal responsibilities include the following:

     o Assisting us to further the exploration and development of our resource interests throughout China;

     o    Acting as our liaison with the various levels of government in China;

     o Advising and assisting us to develop and execute strategies for marketing and developing product markets in Asia; and

     o Establishing and helping maintain effective communications programs with the gemstone industry and other interested persons in Asia.

Mr. Lang's compensation under the terms of the Consulting Services Agreement is the option exercisable to purchase 500,000 shares of our common stock at a price of $0.10 per share that we granted to Chinaquantum Investments Ltd., a corporation he owns and manages, under the Savoy Capital Investments, Inc. Stock Option Plan. In addition, we reimburse him for normal and reasonable travel and other expenses he incurs in the performance of his responsibilities.

     Mr. Byron Hampton has been retained as a consultant in the areas of business development and finance pursuant to the Consulting Services Agreement that commenced on January 2, 2004, and terminates on January 2, 2005. His principal responsibilities are:

     o To implement and assist with administration of our business development;

     o    To identify and develop business opportunities worldwide;

     o    To identify and develop international markets for our products; and

     o    To assist with the administration of the company.

Mr. Hampton's compensation includes a signing bonus of $3,500.00, a consulting fee of $3,500.00 per month and reimbursement for normal and reasonable travel and other expenses incurred in the performance his responsibilities on our behalf.

     Mr. Geoffrey Armstrong has been retained as a consultant in the capacity of administrative assistant. Mr. Armstrong's Consulting Services Agreement commenced on January 2, 2004, and terminates on January 2, 2005. His principal responsibilities are the following:

     o Establishing and helping maintain effective communications programs with the gemstone industry and other interested parties in Asia;

     o Assisting with and overseeing the preparation of all filings with regulatory agencies, including the U.S. Securities and Exchange Commission, and correspondence relating to the filings;

     o Acting as a liaison between us and our attorneys and auditors and others; and

     o    Assisting us with the proper maintenance of all company files.

Mr. Armstrong's compensation includes a signing bonus of $2,000.00, a consulting fee of $2,000.00 per month and reimbursement for normal and reasonable travel and other expenses incurred in the performance his responsibilities on our behalf.

     Mr. Art Charpentier has been retained as our bookkeeper on an independent contractor basis pursuant to the Consulting Services Agreement that commenced on January 2, 2004, and terminates on December 31, 2004. His principal responsibilities include:

     o Assisting in the preparation and proper maintenance of our books of account;

     o Assisting in the preparation on a timely basis of our quarterly and annual financial statements and reports;

     o Assisting in the maintenance of the security of all internal corporate records pursuant to the preparation and proper maintenance of all account books; and

     o Advising us regarding communications with our auditors and regulatory agencies.

We pay Mr. Charpentier a monthly fee of $1,750.00 for his services under the terms of the agreement. The consulting fee will be increased to $2,000.00 per month commencing April 1, 2004. Additionally, we reimburse him for reasonable expenses that he incurs on our behalf in the performance of his responsibilities.

     Mesdames Therese Ramond and Katalin Williams have been retained as product marketing consultants pursuant to individual Consulting Services Agreements that commenced on January 2, 2004, and terminate on December 31, 2004. Their responsibilities are to:

     o Advise and assist us to develop and execute corporate strategies for product marketing and development;

     o Assist with the creation and preparation of corporate promotional material, including news releases and informational documents, business summaries, brochures, advertisements related to product sales and photographic and video presentations;

     o    Assist with the creation, development and maintenance of our website;

     o Help raise awareness about us by assisting with the dissemination of material via e-mail, telephone, fax and mail;

     o Advise us regarding communications with our auditors and regulatory agencies;

     o Establish effective communications programs with consumers, the media, the gemstone industry and other interested parties; and

     o Review newsletters, mining publications and online message boards for potential advertising.

We pay each of Mesdames Ramond and Williams a monthly fee of $1,750.00 for their services under their respective Consulting Services Agreements. The consulting fee will be increased to $2,000.00 per month commencing April 1, 2004. Additionally, we reimburse them for reasonable expenses that they incur on our behalf in the performance of their responsibilities.

Additional Information

     We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance with the Exchange Act, file reports, proxy statements and other information, including annual reports on Form 10-KSB and quarterly reports on Form 10-QSB, with the Securities and Exchange Commission. Reports and other information that we file can be inspected and copied at the public reference facilities maintained at the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials can be obtained upon written request addressed to the Securities and Exchange Commission, Public Reference Section, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Section by calling the Commission at 1-800-SEC-0330. The Commission also maintains a web site on the Internet where reports, proxy and information statements and other information regarding issuers that file electronically with the Commission through the Electronic Data Gathering, Analysis and Retrieval System may be obtained free of charge. The address of the site is http://www.sec.gov.

Item 2.  Description of Property.

    Our office is located at 435 Martin Street, Suite #3120, Blaine, Washington 98230. We rent our office space from an unaffiliated third party at an annual cost of $2,769.00. Rent is payable monthly pursuant to a lease agreement that commenced on March 1, 2004, and terminates on April 30, 2005. The lease is renewable annually. We expect this space to be adequate to meet our foreseeable future needs so long as we are in the development stage. Our telephone number is
(360) 332-1892 and our facsimile number is (360) 332-9550.

     We own, through our 97%-owned subsidiary, Siranna, two unimproved, gemstone exploration properties totaling 12.5 square kilometers located in northern Madagascar near Diego Suarez, the provincial capital. There are no mortgages, liens or other encumbrances on the properties. We received permits in conjunction with ownership of the properties at Madagascar's highest level that grant us the right to fully explore and develop the properties and, in addition, to purchase, sell and export precious and semi-precious gemstones and minerals. The permits are for a period of 40 years and are renewable upon the payment of a minimal renewal fee for four additional 20-year periods. We have no plans to conduct any mining operations on our properties for the foreseeable. Instead, we presently intend to focus our efforts on generating revenue by purchasing rough gemstones and marketing and exporting them.

     The northern region of Madagascar where our two gemstone properties are located, is generally savanna, making mineral exploration and development via effective manual extraction methods uncomplicated and inexpensive. The region receives only 92 centimeters of rainfall per year during a long and fairly reliable dry season. The geology of the region is similar to that of Mozambique, South Africa, East Africa and Sri Lanka. Throughout the Antsiranana, or Diego Suarez, district in northern Madagascar, baltic extrusions and numerous volcanic cinder cones of recent Pleistocene age are evident and, in places, the basalt carries corundum. Where these basalts meet the upper Jurassic limestone, the discordant contact area produces gemstone-quality corundum as various colors of sapphires, notably blue, yellow or even violet, or a mix of these colors. Farther away from the limestone, the sapphires tend to be opaque and of less gemstone value, but occasionally the highly sought after and valuable star sapphire can be found. The quantity of sapphires per ton of "wash" in the northern areas is higher than average.

Item 3. Legal Proceedings.

     As of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003, covered by this report, to a vote of our stockholders, through our solicitation of proxies or otherwise.

     On January 19, 2004, the Board of Directors, and, on March 23, 2004, a majority of our stockholders approved the change of our name from "Savoy Capital Investments, Inc." to "Savoy Resources Corp." and a three-for-one forward split of our outstanding shares of common stock. On March 23, 2004, we filed
Articles of Amendment to our Articles of Incorporation with the Colorado Secretary of State to amend our Amended and Restated Articles of Incorporation in connection with the change of name and the forward stock split. The name change and the forward split became effective at the opening of business on March 26, 2004, at which time our 21,182,000 then outstanding shares of common stock became 63,546,000 outstanding shares. Except as otherwise indicated, the information in this report gives retroactive effect to the name change and the forward split.



                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a)  Market Information.

     Our common stock is traded in the over-the-counter market and quotations are published on the NASD OTC Bulletin Board under the symbol "SVYR" and quoted in the "pink sheets" published by the National Quotation Bureau, Inc. Prior to March 26, 2004, our common stock traded under the symbol "SVYC." There was no established public trading market for our common stock prior to January 2004.

     (b)  Holders.

     As of April 9, 2004, we had 80 stockholders of record and, based on information received from our transfer agent, brokers and others in a fiduciary capacity, 404 beneficial stockholders of 66,154,000 issued and outstanding shares of our common stock.

     (c)  Dividends.

     We have never paid or declared any dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, our financial condition and other factors that the Board of Directors may deem relevant.

     (d)  Securities Authorized for Issuance under Equity Compensation Plans.

     On December 29, 2003, we adopted the Savoy Capital Investments, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 pursuant to which we issued 333,000 shares of common stock to a consultant. We adopted the Savoy Capital Investments, Inc. Stock Option Plan on January 2, 2004 and, in conjunction with the business combination with Siranna, granted six consultants of Savoy Resources and Siranna stock options exercisable to purchase all 27,900,000 shares of common stock reserved for issuance under the plan. Nine hundred ninety-nine shares of common stock remain available for issuance under the 2003 plan and 9,600,000 shares are available for issuance upon the exercise of outstanding options granted under the 2004 plan. None of our executive officers or directors received any compensation under either plan. Both plans were adopted without the approval of our stockholders. The following table sets forth certain information as of December 31, 2003, regarding the two compensation plans under which shares of our common stock are authorized for issuance.


                                                                               Shares Remaining
                        Shares to Be Issued        Weighted-Average          Available for Future
                          Upon Exercise of         Exercise Price of       Issuance (Excluding Shares
Name of Plan            Outstanding Options       Outstanding Options      Reflected in First Column)
------------            -------------------       -------------------     ---------------------------------
Savoy Capital
Investments,
Inc. Stock
Option Plan                    9,600,000                  $.10                          -0-

Savoy Capital
Investments, Inc.
Non-Employee
Directors and
Consultants
Retainer Stock
Plan for the
Year 2003                       N/A                          N/A                        999


     The term of the Savoy Capital Investments, Inc. Stock Option Plan is a period of ten years and terminates on January 2, 2014. The Board of Directors administers the plan and determines the terms of each option grant, provided that the option term cannot exceed three years in length and the maximum number of shares reserved for any one individual cannot exceed 40% of the total number of our issued and outstanding shares. Further, without the approval of a disinterested majority of our stockholders, the Board cannot reserve shares of common stock underlying options granted under the plan in an amount greater than the total number of our issued and outstanding shares of common stock. The Board may grant incentive stock options to key employees. Holders of stock options granted under the plan are protected from dilution and otherwise in the event of changes in the common stock resulting from an event such as a merger, consolidation, reorganization, recapitalization, stock dividend, reclassification, split-up or combination of shares. Options are not assignable or transferable except by will, the laws of descent and distribution or our written consent. The estate of an optionee may exercise his option within one year of his death. An optionee who ceases to be a director or officer for any reason other than death or removal may exercise his option, with our prior written consent, within up to 90 calendar days after his position ceases or terminates. An optionee who ceases to be an employee or consultant for any reason other than death or termination for cause may exercise his option, with our prior written consent, within up to 60 calendar days after his employment ceases or terminates. If we terminate the employment of an employee or consultant for cause, any unexercised portion of his option expires immediately.

     The duration of the Savoy Capital Investments, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 is a period of ten years and terminates on December 29, 2013. Non-employee directors and consultants are eligible for restricted stock awards or stock option grants under the plan. A committee comprised of two members of the Board of Directors administers the plan and determines the terms of each stock option grant under the plan. The exercise price of any stock option granted must be at least 100% of the fair market value of the underlying shares of common stock at the time of the option grant. Recipients of restricted stock awards or stock options under the plan are protected from dilution and otherwise in the event of changes in the common stock resulting from an event such as a merger, consolidation, reorganization, recapitalization, stock dividend, reclassification, split-up or combination of shares. Stock options are not assignable or transferable except by will or the laws of descent and distribution.

     (e)  Name Change and Forward Stock Split.

     The effects of the name change and forward stock split on March 26, 2004, were the following:

          (i) We changed our name from "Savoy Capital Investments, Inc." to "Savoy Resources Corp."; and

          (ii) The 21,182,000 outstanding shares of common stock immediately prior to the forward stock split were increased to 65,838,000 shares as of the effectiveness of the forward stock split at the opening of business on March 26, 2004.

     (f)  Recent Sales of Unregistered Securities.

     Set forth below is information regarding unregistered securities that we have sold since the completion in August 2000 of our stock offering pursuant to Regulation A under the Securities Act of 1933 pursuant to which we sold 257,000 shares of common stock to 45 persons for gross proceeds of $25,700. This share amount is prior to the three-for-one forward stock split effective on March 26, 2004, and has not been restated to give effect to the stock split. In our opinion, the issuance and sale of the shares was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. In each transaction, the recipient of the shares represented his or its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the shares, and appropriate legends were affixed to the stock certificates issued in the transactions. The recipients had an opportunity to ask questions about us and had adequate access to information about us. No sales of shares of common stock involved the use of an underwriter and no commissions were paid in connection with the issuance or sale of any shares.

     On January 19, 2004, we completed the acquisition of 97% of the issued and outstanding shares of Siranna, a private Madagascar company, pursuant to the Share Purchase Agreement dated December 23, 2003, between Savoy Resources and Mr. Geoffrey Armstrong. Under the terms of the Share Purchase Agreement, we issued 7,500,000 shares of our common stock to Mr. Armstrong in the exchange. This share amount is prior to the three-for-one forward stock split effective on March 26, 2004, and has not been restated to give effect to the stock split. Siranna owns two gemstone exploration properties in northern Madagascar, together with full resource exploitation and gemstone exportation permits.

     On January 2, 2004, in conjunction with the business combination with Siranna, we granted to six consultants of Savoy Resources and Siranna options exercisable to purchase 9,300,000 shares of common stock at an exercise price of $0.10 per share under the Savoy Capital Investments, Inc. Stock Option Plan. A total of 3,200,000 shares of common stock remain available for issuance upon the exercise of outstanding options granted under the plan. These share amounts are prior to the three-for-one forward stock split effective on March 26, 2004, and have not been restated to give effect to the stock split.


Item 6. Management's Discussion and Analysis or Plan of Operation.

General


     Until January 2004, when we acquired a 97% interest in Siranna, a private Madagascar company that owns two gemstone exploration properties in northern Madagascar together with full resource exploitation and gemstone exportation permits, we were engaged in the residential and commercial mortgage brokerage business. In March 2004, we entered into a joint venture agreement with the First Institute and, in January 2004, we entered into a joint venture with three reporting companies traded on the Canadian TSX Venture Exchange for the purpose of conducting gold and other mineral exploration and development in China. As a result of the Madagascar acquisition and the aforementioned joint ventures, we are undergoing a transition to a gold, gemstone and other mineral exploration and development company. As of the date of this report, we are developing gold exploration operations in Heilongjiang province, China, with the First Institute and gemstone acquisition and marketing operations in Madagascar. We have realized no revenues from these activities as of the date of this report.


     The likelihood of our success will depend upon our ability:

     o To develop and expand our gemstone acquisition and marketing program in Madagascar;

     o To raise additional capital from equity and/or debt financing to meet our obligations described in this report;

     o To absorb the expenses and delays frequently encountered in the operation of a new business; and

     o    To succeed in the competitive environment in which we will operate.

     We cannot be certain that:

     o    We will establish commercial gemstone operations in Madagascar;

     o We will raise sufficient funding to make our required capital contributions to the joint venture with the First Institute over the next two years; or

     o Our joint venture with the First Institute will result in the production of gold or other minerals on a commercial scale.

Plan of Operation

     Madagscar. We expect to realize initial revenues, commencing in approximately June 2004, from our Madagascar gemstone exploration and marketing operations. We have committed a first-round budget of $250,000 to establish gemstone production in Madagascar and to develop the first phase of our marketing program. We do not expect our production activities in Madagascar to involve any actual mining activities for the foreseeable future. This is because our operations are in the development stage and the cost of purchasing gems is comparable to the cost of exploring for and mining them. Instead, we will initially focus our efforts on purchasing, marketing and exporting gemstones and, specifically, sapphires. Our permits, which we obtained in conjunction with the purchase of two gemstone properties in Madagascar, permit us to purchase from the native Malagasy and sell and export gemstones and other minerals in addition to conducting exploration and mining activities of our own. Our sapphire exploration and marketing program presently involves the purchase of rough stones in the capital city of Antananarivo and the northern port city of Diego Suarez for marketing and export directly to factories in Thailand, China and Sri Lanka, with high-end stones to be marketed to dealers in Tel Aviv, Israel, and Zurich, Switzerland. We expect to realize a profit on the sale of rough sapphires in a range of approximately 20% to 50%. We intend to expand our sapphire acquisition and marketing program to include emeralds, rubies and semi-precious stones. Mr. Jean Besy Bruno Andriamanalo, who is a geologist and a Madagascar citizen, manages our Madagascar operations on a consulting basis. Mr. Robert Slavik, through Pacific Gems Trading, oversees the operations as an independent consultant. While we intend to retain additional management and operations personnel as employees or consultants at some time in the future, we have no immediate plans to do so.

     In February 2004, we established a corporate development program for our Madagascar operations that includes the following:

     o Establishing offices, including the supporting infrastructure, first, in the northern port city of Diego Suarez and then in the capital city of Antananarivo.

     o    Creating comprehensive security programs and systems;

     o    Expanding our sapphire acquisition and marketing program;

     o Expanding our gemstone acquisition and marketing program to include rubies, emeralds, semi-precious gemstones and quartz crystal;

     o    Retaining additional management and operations personnel; and

     o Identifying additional mineral prospects in other regions of Madagascar.

Although we expect to start receiving revenue from our gemstone acquisition and marketing operations in Madagascar in the next three months, we do not believe that operations will be profitable during this period.

     China. In March 2004, we entered into a long-term joint venture agreement with the First Institute of Heilongjiang Province, China, for the purpose of conducting gold and other mineral exploration, evaluation and mining in Heilongjiang Province and other areas of mutual interest in China. Before the joint venture can be organized, the government of China is required to approve the agreement and issue a business license to the joint venture. We are presently seeking to raise funds in order to meet the schedule for our required capital contributions to the joint venture totaling $3,500,000 over the next two years.

Cash Requirements

     Over the twelve-month period ending December 31, 2004, we anticipate that we will need to raise between $4,000,000 and $5,000,000 in order to fund our gold and mineral exploration and development operations in China and our gemstone acquisition and marketing program in Madagascar, and to meet our existing operating requirements. We expect the corporate development program in Madagascar outlined above to require at least $250,000 in funding during this period. Additionally, under the terms of the agreement with the First Institute, we are required to contribute $3,500,000 to the joint venture over a period of two years from the date that the government of China issues a business license to the venture. The schedule of capital contributions is as follows:

     o    One million dollars within the first three months;

     o Five hundred thousand dollars during the period from the beginning of the fourth month through the end of the twelfth month; and

     o Two million dollars during the period from the beginning of the thirteenth month through the end of the twenty-fourth month.

Because of the uncertainty in our business plan, we are unable to calculate with certainty the cost of our plan of operations over the next twelve months.

Capital Resources

     We presently have no capital resources except for $320,000 available from the unexercised portion of outstanding stock options to purchase a balance of 9,600,000 shares of common stock if the holders choose to exercise their options. Since January 2004, we have been funded with $610,000 received from the exercise of stock options to purchase a total of 18,300,000 shares of common stock. However, even assuming the exercise of the balance of the outstanding stock options, the sum of $320,000 received will not be sufficient to finance our China and Madagascar operations and pay our operating expenses and it will be necessary to raise additional funds in the next twelve months. Management believes any short-term funds raised would be raised through the sale of our equity securities and/or debt financing. We are currently exploring all available such financing alternatives, including, but not limited to, private and public securities offerings. There are no arrangements or commitments with respect to funding and we may not be able to obtain additional funding on acceptable terms, if at all. Even if we succeed in obtaining the funding necessary to capitalize the proposed joint venture with the First Institute in China and establish commercial gemstone acquisition and marketing operations in Madagascar, this will not ensure that operations will be profitable. Further, the full implementation of our business plan over the long term is dependent upon our ability to raise a sizable amount of additional capital from equity and/or debt financing and/or achieve profitable operations.

Purchase of Significant Equipment

     Over the next twelve months, we intend to acquire mining equipment to be used in the exploration and development of gold properties and/or other mineral prospects in Heilongjiang Province in northeastern China and our gemstone properties in northern Madagascar. We have not yet established a budget for these proposed equipment purchases.


Item 7.           Financial Statements.

         The Financial Statements of Savoy Resources, the Notes to Financial Statements and the Report of Independent Public Accountants of Comiskey & Company, P.C., independent certified public accountants, required by this Item 7 commence on page F-1 and are incorporated in this report by this reference. The Financial Statements filed as part of this report are listed in the Index to Financial Statements below:


                              Savoy Resources Corp.
                      (fka Savoy Capital Investments, Inc.)
                          (A Development Stage Company)

                              Financial Statements

                                December 31, 2003




                                    CONTENTS




                                                                       Page


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-1

BALANCE SHEET                                                           F-2

STATEMENTS OF OPERATIONS                                                F-3

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                          F-4 to F-5

STATEMENTS OF CASH FLOWS                                                F-6

NOTES TO FINANCIAL STATEMENTS                                        F-7 to F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Savoy Resources Corp.


We have audited the accompanying balance sheet of Savoy Resources Corp. (fka Savoy Capital Investments, Inc.) (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the initial period from inception (March 6, 1997) to December 31, 2003, and for each of the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savoy Resources Corp. as of December 31, 2003, and the results of its operations and cash flows for the period from inception (March 6, 1997) to December 31, 2003, and for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5, the Company has negative working capital and a deficit in equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this condition are also discussed in Note 5. These financial statements do not contain any adjustments which might be necessary if the Company is unable to continue.

Denver, Colorado
March 1, 2004
(except for Note 6 which is
dated March 23, 2004)
                                                        /s/ Comiskey & Company
                                                        ------------------------
                                                        PROFESSIONAL CORPORATION

                             Savoy Resources Corp.
                     (fka Savoy Capital Investments, Inc.)
                         (A Development Stage Company)
                                 BALANCE SHEET
                               December 31, 2003



     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                         $    169
                                                                       --------

         Total current assets                                               169
                                                                       --------

         TOTAL ASSETS                                                  $    169
                                                                       ========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                  $  3,107
                                                                       --------

         Total current liabilities                                        3,107
                                                                       --------

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.01 par value; 10,000,000
         shares authorized; 200,000 shares issued and
         outstanding                                                      2,000
     Common stock, $0.001 par value; 100,000,000 shares
         authorized; 14,271,000 shares issued and outstanding            14,271
     Additional paid-in capital                                          18,929
     Deficit accumulated during the development
         stage                                                          (38,138)
                                                                       --------

                                                                         (2,938)

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $    169
                                                                       ========




    The accompanying notes are an integral part of the financial statements.

                             Savoy Resources Corp.
                     (fka Savoy Capital Investments, Inc.)
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS





                                              For the
                                            period from      For the         For the
                                             inception         year            year
                                          (March 6, 1997)     ended           ended
                                            December 31,   December 31,    December 31,
                                                2003           2003            2002
                                           ------------    ------------    ------------
REVENUE
     Referral fees                         $      8,050    $         --    $         --
     Interest income                                  7              --              --
                                           ------------    ------------    ------------

        Total revenue                             8,057              --              --

EXPENSES
     Selling, general and administrative         46,195           2,801           5,083
                                           ------------    ------------    ------------

        Total expenses                           46,195           2,801           5,083
                                           ------------    ------------    ------------

NET LOSS                                        (38,138)         (2,801)         (5,083)

Accumulated deficit

     Balance, beginning of period                    --         (35,337)        (30,254)
                                           ------------    ------------    ------------

     Balance, end of period                $    (38,138)   $    (38,138)   $    (35,337)
                                           ============    ============    ============

 BASIC NET LOSS PER SHARE                  $      (0.00)   $      (0.00)   $      (0.00)
                                           ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                    13,885,845      14,271,000      14,271,000
                                           ============    ============    ============





    The accompanying notes are an integral part of the financial statements.

                              Savoy Resources Corp.
                     (fka Savoy Capital Investments, Inc.)
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   For the initial period from inception (March 6, 1997) to December 31, 2003



                                                                                                   Deficit
                                     Preferred stock           Common stock                      accumulated      Total
                                     ----------------          -------------         Additional   during the   stockholders'
                                Number of                   Number of                 paid-in    development      equity
                                 shares         Amount       shares       Amount      capital        stage       (deficit)
                                ----------   ----------   ----------   ----------   ----------  -----------    -----------
Common stock issued for
     services, March 6, 1997
     at $0.00033 per share              --   $       --   13,500,000   $    4,500   $       --   $       --    $    4,500

Net loss for the period ended
    December 31, 1997                   --           --           --           --           --       (4,500)       (4,500)
                                ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance, December 31, 1997              --           --   13,500,000        4,500           --       (4,500)           --

Net loss for the year ended
    December 31, 1998                   --           --           --           --           --           --            --
                                ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance, December 31, 1998              --           --   13,500,000        4,500           --       (4,500)           --

Net loss for the year ended
    December 31, 1999                   --           --           --           --           --           --            --
                                ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance, December 31, 1999              --           --   13,500,000        4,500           --       (4,500)           --

Preferred stock issued for
     cash, January 2000
     at $0.025 per share           200,000        2,000           --           --        3,000           --         5,000

Common stock issued for
     cash, July & August 2000
     at $0.033 per share                --           --      771,000          257       25,443           --        25,700

Net loss for the year ended
    December 31, 2000                   --           --           --           --           --       (9,570)       (9,570)
                                ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance, December 31, 2000         200,000        2,000   14,271,000        4,757       28,443      (14,070)       21,130





    The accompanying notes are an integral part of the financial statements.

                              Savoy Resources Corp.
                     (fka Savoy Capital Investments, Inc.)
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)
   For the initial period from inception (March 6, 1997) to December 31, 2003





                                                                                                 Deficit
                                  Preferred stock          Common stock                        accumulated      Total
                                  ----------------         -------------          Additional    during the   stockholders'
                               Number of                 Number of                  paid-in    development      equity
                                shares        Amount      shares       Amount       capital       stage       (deficit)
                              ----------   ----------   ---------    ----------   ----------   ----------    ----------
Net loss for the year ended
    December 31, 2001                 --   $       --           --   $       --   $       --   $  (16,184)   $  (16,184)
                              ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance, December 31, 2001       200,000        2,000   14,271,000        4,757       28,443      (30,254)        4,946

Net loss for the year ended
    December 31, 2002                 --           --           --           --           --       (5,083)       (5,083)
                              ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance, December 31, 2002       200,000        2,000   14,271,000        4,757       28,443      (35,337)         (137)

Net loss for the year ended
    December 31, 2003                 --           --           --           --           --       (2,801)       (2,801)
                              ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance, December 31, 2003       200,000   $    2,000   14,271,000   $    4,757   $   28,443   $  (38,138)   $   (2,938)
                              ==========   ==========   ==========   ==========   ==========   ==========    ==========



    The accompanying notes are an integral part of the financial statements.

                              Savoy Resources Corp.
                     (fka Savoy Capital Investments, Inc.)
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                           For the
                                                         period from         For the         For the
                                                          inception            year            year
                                                      (March 6, 1997)         ended           ended
                                                       to December 31,     December 31,    December 31,
                                                            2003              2003            2002
                                                         --------          --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                            $(38,138)         $ (2,801)       $ (5,083)
     Adjustments to reconcile
        net loss to net cash flows from
        operating activities:
           Increase (decrease) in accounts payable          3,107             2,708             (26)
           Common stock issued for services                 4,500                --              --
                                                         --------          --------        --------

              Net cash flows from operating activities    (30,531)              (93)         (5,109)

CASH FLOWS FROM INVESTING ACTIVITIES                           --                --              --

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                              25,700                --              --
     Issuance of preferred stock                            5,000                --              --
                                                         --------          --------        --------

              Net cash flows from financing activities     30,700                --              --
                                                         --------          --------        --------

NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                  169               (93)         (5,109)

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                                    --               262           5,371
                                                         --------          --------        --------

CASH AND CASH EQUIVALENTS,
        END OF PERIOD                                    $    169          $    169        $    262
                                                         ========          ========        ========





    The accompanying notes are an integral part of the financial statements.

                              Savoy Resources Corp.
                      (fka Savoy Capital Investments, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003





1.   Summary of Significant Accounting Policies
     ------------------------------------------
     Development Stage Company Savoy Resources Corp. (fka Savoy Capital Investments, Inc.) (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on March 6, 1997. The principal office of the corporation is 18826 Pagentry Place, Monument, Colorado 80132.

     The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property.

     Accounting Method
     The Company records income and expenses on the accrual method.

     Fiscal Year
     The fiscal year of the corporation is December 31.

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

                              Savoy Resources Corp.
                      (fka Savoy Capital Investments, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003



1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Consideration of Other Comprehensive Income Items
     SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

     Stock Basis
     Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.   Stockholders' Equity
     --------------------
     Common Stock
     As of December 31, 2003, 100,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 14,271,000 were issued and outstanding. Of the common stock, 13,500,000 shares were issued for services valued at $4,500. The other 771,000 shares were issued for cash totaling $25,700.

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

3.   Related Party Transactions
     --------------------------
     One shareholder is acting as officer and director of the Company, and is the owner of approximately 12,000,000 shares of its issued and outstanding common stock, constituting approximately 84% of the Company's issued and outstanding common stock at December 31, 2003.

     The sole officer of the Company is also the owner of 190,400 shares of its issued and outstanding preferred stock, constituting approximately 95% of the Company's issued and outstanding preferred stock at December 31, 2003. The preferred stock was cancelled after year end.

                              Savoy Resources Corp.
                      (fka Savoy Capital Investments, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


4.   Income Taxes
     ------------
     The Company has Federal net operating loss carryforwards of approximately $38,000 expiring between the years 2012 through 2023. The tax benefit of these net operating losses is approximately $7,100 and has been offset by a full allowance for realization. For the year ended December 31, 2003, the allowance increased by $400. This carryforward may be limited upon consummation of a business combination under IRC Section 381.

5.   Presentation as a Going Concern
     -------------------------------
     The Company has minimal capital with which to implement its business plan. It has current assets in the form of cash totaling $169. In the event this is insufficient capital to finance the Company's plans, the Company will need to seek additional financing. Although there are no formal agreements in place to provide future financing, management anticipates that interim funding from the Company's founders will be available over the next year of operations. See Note 6.

6.   Subsequent Events
     -----------------
     Subsequent to year end, the Company acquired 97% of the outstanding stock in Societe Siranna S.A.R.L., a private company, through the issuance of 22,500,000 shares of the Company's common stock, resulting in a change of control of the Company. This transaction will be accounted for as a reverse acquisition. In conjunction with this transaction, all shares of the Company's $0.01 par value preferred stock were surrendered. Shortly after the transaction, the name of the Company was changed to Savoy Resources Corp.

     Prior to the above change in control, 999,000 shares of common stock were issued.

     On January 2, 2004, the Company adopted the "Savoy Capital Investments, Inc. Stock Option Plan." A total of 27,900,000 shares of the Company's common stock are reserved for issuance under the plan. Options to purchase 27,900,000 shares of common stock has been issued to six persons pursuant to this plan.

     On March 23, 2004, the Company's shareholders approved a three-for-one forward stock split affecting the Company's common stock. Unless otherwise indicated, all share and per-share amounts in these financial statements have been restated to reflect the split.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     We had no independent accountant prior to the retention of Comiskey & Company, P.C., independent certified public accountants, 789 Sherman Street, Suite #440, Denver, Colorado 80203, in March 2000. There has been no change in our independent accountant during the period commencing with the retention of Comiskey & Company, P.C., through the date of this report.

Item 8A. Controls and Procedures.

     Our President (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for Savoy Resources. He has concluded, based upon his evaluation of these controls and procedures as of a date within 90 days of filing of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including the Certifying Officer as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies or material weakness. We are presently unable to provide segregation of duties within Savoy Resources as a means of internal control. As a result, the Certifying Officer is presently relying on assistance from our Board of Directors to provide short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the company.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

     Set forth below are the names, ages, positions with Savoy Resources and business experience of our directors and executive officers.

       Name               Age           Positions with Company
       ----               ---           ----------------------

Floyd A. Wandler*          54       President, Chairman of the Board of
                                    Directors and Director

Clint B. Sharples*         34       Secretary and Director

Philip J. Walsh*           62       Director
------------------

     *    Member of the Audit Committee.

General

     Directors hold office until the next annual meeting of our stockholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. Wandler devotes approximately 95% of his time, Mr. Sharples devotes approximately 25% of his time and Mr. Walsh devotes approximately 70% of his time, to our business and affairs. Set forth below under "Business Experience" is a description of the business experience of our executive officers and directors. No organization with which Messrs. Wandler, Walsh or Sharples is or has been previously employed, affiliated or otherwise associated, is or has been affiliated with us.

Business Experience

     Mr. Floyd A. Wandler has served as the President, the Chairman of the Board of Directors and a director of Savoy Resources since January 2, 2004. He manages our domestic and international operations; supervises the administration of our gold and/or other mineral projects in China and our gemstone operations in Madagascar; and assists us to evaluate potential expansion into other resource areas. He has extensive business experience and serves on our Audit Committee. Mr. Wandler served, from December 2000 to February 2002, as the Chief Executive Officer of BioLargo Technology Inc., Canada, a private manufacturer and supplier of whole blood absorbent products. From January 1990 to April 2000, he served as the President and Chief Executive Officer of National Challenge Systems Inc., a publicly-traded company on the Toronto Stock Exchange that provides non-hazardous vacuum truck services and non-hazardous and organic waste collection, transportation and disposal/recycling services to customers in the Provinces of Quebec, Ontario, Alberta and British Columbia, Canada.

     Mr. Clint B. Sharples has served as a director of Savoy Resources since January 23, 2004, and as our Secretary since April 7, 2004. Other than serving as an executive officer and director, Mr. Sharples' primary role with Savoy Resources is to assist us to develop and maintain a qualified management team. He serves on our Audit Committee. Since March 2002, Mr. Sharples has served as the President and Chief Operating Officer of IFCO Systems Canada Inc., the Canadian subsidiary of IFCO Systems N.V., a public holding company that manufactures returnable plastic container systems through three Germany-based subsidiaries. Mr. Sharples has been employed by IFCO Systems Canada since February 1994. IFCO Systems Canada recycles and rents pallets and industrial containers and has branches in six major Canadian cities. Since October 1999, Mr. Sharples has been the Vice President, the Secretary and a partner of FGI Inc., a private investment company with offices in Toronto, Ontario, Canada, that invests in small private and public companies and lends management and/or financing support. In this capacity, he is responsible for, among other things, evaluating, and assisting FGI in making, investment decisions.

     Mr. Philip J. Walsh has served as a director of Savoy Resources since January 23, 2004. In addition to his responsibilities as a director, he will provide us with general administration and management services, including establishing and monitoring project operating budgets, and act as chief communications officer with field operations for our projects in China and Madagascar. Mr. Walsh serves on our Audit Committee. He is a Chartered Accountant and has been a member of the British Columbia Institute of Chartered Accountants since 1971. Since November 1996, Mr. Walsh has been the sole owner and the President of Taff Management Corp., a private holding and management company with offices in Vancouver, British Columbia, Canada, that provides consulting, management and advisory services to junior public and private corporations. He has served, since May 2002, as the Chief Financial Officer and a director of Ross River Minerals Inc., a private, mineral exploration company based in Canada, with holdings in Canada and Mexico. From March 2000 to May 2002, Mr. Walsh served as the Chief Financial Officer and a director of Chinacom International Technologies Inc., a start-up, capital pool corporation with connections to the telecommunications industry in China. Chinacom International Technologies changed its name to "VendTek Systems Inc." after merging with a company by the same name in 2002. VendTek Systems' shares trade on the Canadian TSX Venture Exchange under the symbol "VSI."

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by the Commission regulations to furnish us with copies of all Section 16(a) reports they file. Messrs. Floyd A. Wandler, Clint
B. Sharples and Philip J. Walsh, directors and/or executive officers of Savoy Resources, have not yet filed initial statements of beneficial ownership on Form 3 and Mr. Sharples has not yet filed a report of changes in ownership on Form 4 in connection with the purchase by FGI Inc., an affiliated company, of 10,000 shares of common stock and the disposition in a private transaction of 75,000 shares. To the best of our knowledge, except for the foregoing reports, our executive officers, directors and greater than 10% beneficial owners of our common stock, have complied with the Section 16(a) filing requirements applicable to them during the year ended December 31, 2003, and with respect to all subsequent events to April 22, 2004.

 Corporate Governance

     The Board of Directors has a separately-designated standing Audit Committee as required by the Securities Exchange Act of 1934. The members of the Audit Committee are Messrs. Floyd A. Wandler (Chairman), Philip J. Walsh and Clint B. Sharples. The Board of Directors has determined that each of Mr. Walsh is an "audit committee financial expert" under rules and regulations adopted by the Securities and Exchange Commission. The Board of Directors has also affirmatively determined that, in its judgment, Messrs. Walsh and Sharples meet all applicable independence standards established by the New York Stock Exchange.

Item 10. Executive Compensation.

     Mr. Andrew N. Peterie, Sr., served as our sole executive officer and director for each of the last three fiscal years ended December 31, 2003, 2002 and 2001. No compensation was awarded to, earned by or paid to Mr. Peterie for all services rendered in all capacities during this period. On January 2, 2004, Mr. Peterie resigned and appointed Mr. Floyd A. Wandler as the President, the Chairman of the Board of Directors and a director of Savoy Resources. We entered into the Executive Services Agreement with Mr. Wandler on January 2, 2004, pursuant to which we pay him basic remuneration of $42,000.00 per annum and reimburse him for all normal and reasonable travel and other expenses he incurs in the performance of his responsibilities for us. In addition, under the terms of this agreement, we pay the monthly premiums, up to a maximum of $250.00 per month, on a term life insurance policy for him and provide him with travel protection benefits. These benefits include evacuation in the event of a medical, security or family emergency or in the event of an emergency involving damage in excess of $10,000 and extended health protection and benefits. On January 23, 2004, Mr. Wandler appointed Messrs. Clint B. Sharples and Philip J. Walsh to be additional directors of Savoy Resources. Mr. Sharples was elected to be our Secretary on April 7, 2004. Neither Mr. Wandler, Mr. Sharples nor Mr. Walsh has received any compensation under either of our compensation plans or an option to purchase any of our securities. For the foreseeable future, neither Mr. Sharples nor Mr. Walsh will receive any compensation in any form for his services performed in all capacities for us.

Compensation Plans

     We have two compensation plans, the Savoy Capital Investments, Inc. Stock Option Plan adopted in January 2004 and the Savoy Capital Investments, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 adopted in December 2003, which we have used to compensate consultants with stock options or restricted stock. Nine hundred ninety-nine shares of common stock remain available for issuance under the 2003 plan and no shares are available for issuance under the 2004 plan. None of our executive officers or directors has received any compensation under either plan. Further, we do not, at present, provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans. However, we may establish various executive incentive plans and programs in the future. The provisions of these plans and programs will be at the discretion of our Board of Directors. We reimburse Mr. Wandler, under the terms of his Executive Services Agreement, for travel and other expenses incurred in connection with our operations and provide him with travel protection benefits and life insurance as described above.

Compensation of Directors

     We have no standard arrangements for compensating our directors, except for general reimbursement of out-of-pocket expenses properly incurred for our or Siranna's benefit.

Indemnification

     Our Amended and Restated Articles of Incorporation include provisions to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against those persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which they shall be determined not to have acted in good faith and in the best interests of Savoy Resources. With respect to matters as to which our officers, directors and others are determined to be liable for misconduct or negligence, including gross negligence, in the performance of their duties to Savoy Resources, our Amended and Restated Articles of Incorporation provide for indemnification only to the extent that the court in which the action or suit is brought determines that the person is fairly and reasonably entitled to indemnification for those expenses that the court deems proper. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to officers, directors or persons controlling us pursuant to the foregoing, we have been informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, and is therefore unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the ownership of our common stock as of April 22, 2004, by each stockholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Except as otherwise indicated, each stockholder named in the table has sole voting and investment power with respect to the shares beneficially owned.




                                        Shares
    Name and Address of               Beneficially       Percent
     Beneficial Owner                    Owned           of Class
------------------------------       -------------      ---------

Floyd A. Wandler
25 - 2381 Argue Street
Port Coquitlam, British Columbia
Canada  V3C  6P9                          -0-             0.0%

Philip J. Walsh
#805 - 1383 Marinaside Crescent
Vancouver, British Columbia
Canada V6C 2W9                            -0-             0.0%

Clint B. Sharples
1330 Martin Grove Road
Toronto, Ontario
Canada  M9W 4X4                         705,000*          1.1%

Geoffrey Armstrong
435 Martin Street, Suite #3120
Blaine, Washington 98230             22,500,000          34.0%

All Executive Officers and
  Directors as a Group (three
  persons)                              705,000*          1.1%
------------------


     * Owned of record by FGI, Inc. Mr. Sharples is a director, an executive officer and a stockholder of FGI, Inc.

     As of April 22, 2004, there were 66,154,000 shares of common stock issued and outstanding. The number of shares shown does not include 9,600,000 shares of common stock that may be issued upon the exercise of options granted pursuant to the Savoy Capital Investments, Inc. Stock Option Plan at an exercise price of $.10 per share during the period of three years from January 2, 2004, through January 3, 2007. Messrs. Floyd A. Wandler, Clint B. Sharples and Philip J. Walsh serve as members of our Board of Directors; Mr. Wandler is our President; and Mr. Sharples is our Secretary.

     The following table sets forth certain information as of December 31, 2003, regarding the two compensation plans, including the Savoy Capital Investments, Inc. Stock Option Plan and the Savoy Capital Investments, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003, under which shares of our common stock are authorized for issuance. Both plans were adopted without the approval of our stockholders. The material features of each plan are described on page 19 and 20 of this report under Item 5. "Market for Common Equity and Related Stockholder Matters," subsection (c) "Securities Authorized for Issuance under Equity Compensation Plans."


                                                                   Shares Remaining
                  Shares to Be Issued     Weighted-Average        Available for Future
                    Upon Exercise of      Exercise Price of     Issuance (Excluding Shares
Name of Plan      Outstanding Options    Outstanding Options   Reflected in First Column)
------------      -------------------    -------------------  ----------------------------
Savoy Capital
Investments,
Inc. Stock
Option Plan              9,600,000               $.10                         -0-

Savoy Capital
Investments, Inc.
Non-Employee
Directors and
Consultants
Retainer Stock
Plan for the
Year 2003                 N/A                       N/A                      999



Item 12. Certain Relationships and Related Transactions.

     On January 19, 2004, we issued 7,500,000 shares of common stock to Mr. Geoffrey Armstrong in exchange for his shares, representing 97% of the outstanding shares, of Societe Siranna S.A.R.L., a private Madagascar company. This share amount is prior to the three-for-one forward stock split effective on March 26, 2004, and has not been restated to give effect to the stock split. Mr. Armstrong acquired the shares from Siranna in consideration for services performed by him in connection with the organization of the company on September 24, 2002, valued at a nominal amount. The acquisition resulted in a change of control of Savoy Resources and, as a result of the transaction, Siranna became a 97%-owned subsidiary of Savoy Resources. Siranna owns two gemstone exploration properties totaling 12.5 square kilometers in northern Madagascar, together with permits allowing for full resource exploitation and gemstone exportation.

     Because of their management positions or percentage share ownership in Savoy Resources, transactions between and among Savoy Resources and Messrs. Armstrong, Wandler and Sharples, such as our sale of common stock to each of them as described above, should not be considered to have occurred at arm's-length.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

 Item
Number                           Description
------  ---------------------------------------------------------------------
 3.0 Articles of Incorporation of Savoy Capital Investments, Inc., filed March 6, 1997. (Incorporated in this report by reference to Exhibit
        3.1 to the Registration Statement on Form 10-SB, File No. 000-32103, filed on December 8, 2000.)

 3.1 Amended and Restated Articles of Incorporation of Savoy Capital Investments, Inc., filed October 26, 1998. (Incorporated in this report by reference to Exhibit 3.2 to the Registration Statement on Form 10-SB, File No. 000-32103, filed on December 8, 2000.)

 3.2 Articles of Amendment to the Articles of Incorporation of Savoy Capital Investments, Inc., filed on March 23, 2004.

 3.3 Bylaws of Savoy Capital Investments, Inc. (Incorporated in this report by reference to Exhibit 3.3 to the Registration Statement on Form 10-SB, File No. 000-32103, filed on December 8, 2000.)

 4.0 Form of stock certificate. (Incorporated in this report by reference to Exhibit 4.0 to the Annual Report on Form 10-KSB filed on April 3, 2001.)

 4.1    Savoy Capital Investments, Inc. Stock Option Plan.

 4.2 Savoy Capital Investments, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003.

 4.3 Stock Option Plan Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Robert T. Slavik as to 4,500,000 shares of common stock.

 4.4 Stock Option Plan Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Jean Bruno Besy Andriamanolo as to 2,000,000 shares of common stock.

 4.5 Stock Option Plan Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Therese Ramond as to 1,000,000 shares of common stock.

 4.6 Stock Option Plan Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Katalin Williams as to 1,000,000 shares of common stock.

 4.7 Stock Option Plan Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Chinaquantum Investments Ltd. as to 500,000 shares of common stock.

 4.8 Stock Option Plan Agreement dated January 8, 2004, between Savoy Capital Investments, Inc., and Devlin Jensen as to 300,000 shares of common stock.

 10.0 Share Purchase Agreement dated December 23, 2003, between Savoy Capital Investments, Inc., and Geoffrey Armstrong with regard to the issuance of 7,500,000 shares of common stock in exchange for 97% of Societe Siranna S.A.R.L.

 10.1 Executive Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Floyd Wandler.

 10.2 Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc. and Robert T. Slavik of Pacific Gems Trading.

 10.3 Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc. and Jean Bruno Besy Andriamanolo.

 10.4 Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Weiguo Lang of Chinaquantum Investments Ltd.

 10.5 Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Byron Hampton.

 10.6 Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Geoffrey Armstrong.

 10.7 Product Marketing Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Therese Ramond.

 10.8 Product Marketing Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Katalin Williams.

 10.9 Business Consultant Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Art Charpentier.

 10.10 Consulting Agreement dated February 3, 2004, between Savoy Capital Investments, Inc., and Andrew N. Peterie, Sr.

10.11 Contract Between The First Institute of Geology Exploration of Heilongjiang Province and Savoy Resources Limited Corporation dated March 2004.

10.12 Letter Agreement for China Joint Venture among Savoy Resources Corp., ATAC Resources Ltd., Cash Minerals Ltd., Strategic Metals Ltd. and Archer, Cathro & Associates (1981) Limited dated January 22, 2004.

21.0    Subsidiaries of Savoy Resources Corp.

31      Certification

32 Certification of Chief Executive and Financial Officer pursuant to Sarbanes-Oxley Act of 2002.

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services.

     Appointment of Independent Auditor and Fees. Comiskey & Company, P.C., served as our independent auditors for the fiscal year ended December 31, 2003. We paid Comiskey & Company, P.C., $2,760 in fees for the year ended December 31, 2003, and $2,314 in fees for the year ended December 31, 2002, for professional services rendered for the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-QSB and services that they normally provide in connection with statutory and regulatory filings or engagements for those fiscal years.

     We established a separately-designated standing Audit Committee consisting of all three members of our Board of Directors in January 2004. Under procedures established by the Board of Directors, the Audit Committee will be required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of these services do not impair the auditor's independence.

     Each year, the Audit Committee will review with management and the independent auditor the types of services that are likely to be required throughout the year. Those services are comprised of four categories, including audit services, audit-related services, tax services and all other permissible services. At that time, the Audit Committee will pre-approve a list of specific services that may be provided within each of these categories, and set fee limits for each specific service or project. Management will then be authorized to engage the independent auditor to perform the pre-approved services as needed throughout the year, subject to providing the Audit Committee with regular updates. The Audit Committee will review all billings submitted by the independent auditor on a regular basis to ensure that the services do not exceed pre-defined limits. The Audit Committee must review and approve in advance, on a case-by-case basis, all other projects, services and fees to be performed by or paid to the independent auditor. The Audit Committee also must approve in advance any fees for pre-approved services that exceed the pre-established limits, as described above.

     Under company policy and/or applicable rules and regulations, the independent auditor is prohibited from providing the following types of services to us:

     o Bookkeeping or other services related to our accounting records or financial statements;

     o    Financial information systems design and implementation;

     o Appraisal or valuation services, fairness opinions or contribution-in-kind reports;

     o    Actuarial services;

     o    Internal audit outsourcing services,

     o    Management functions;

     o    Human resources;

     o    Legal services;

     o    Broker-dealer, investment advisor or investment banking services; and

     o    Expert services unrelated to audit.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SAVOY RESOURCES CORP.


Date:  April 23, 2004               By: /s/ Floyd A. Wandler
                                        ----------------------------------------
                                        Floyd A. Wandler, President and Director

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


Date:  April 23, 2004                   /s/ Floyd A. Wandler
                                        ----------------------------------------
                                        Floyd A. Wandler President and Director
                                        (Principal  Executive, Financial and
                                        Accounting Officer)