Form 10QSB
period 2004-03-31
SAVOY CAPITAL INVESTMENTS INC
filed 2004-05-28
CIK 1113190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


          For the transition period from _____________ to _____________


                        Commission file number 000-032103


                              Savoy Resources Corp.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                     84-1522003
 ------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


            435 Martin Street, Suite #3120, Blaine, Washington 98230
            --------------------------------------------------------
                    (Address of principal executive offices)


                                 (360) 332-1892
                                 --------------
                           (Issuer's telephone number)



               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ ]    No [X]
                                                  ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 65,370,000 shares of common stock, $.001 par value per share, outstanding as of May 28, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]
                                                                ---     ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.




                             SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an exploration stage company)




                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS



                                 MARCH 31, 2004

                                  (Unaudited)















CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                              SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an exploration stage company)

                           CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,  December 31,
                                                                                     2004         2003
---------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)    (Note 1)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                            $ 121,042    $      --
   Prepaid expenses and advances                                                     104,839           --
---------------------------------------------------------------------------------------------------------

                                                                                     225,881           --

FIXED ASSETS                                                                           9,506
MINERAL PROPERTIES (Note 4)                                                                1            1
---------------------------------------------------------------------------------------------------------

                                                                                   $ 235,388    $       1
=========================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                        $  14,538    $      --
   Due to related party (Note 5)                                                      10,000           --
---------------------------------------------------------------------------------------------------------

                                                                                      24,538           --
---------------------------------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
   Capital stock (Note 6)
      Common stock $0.001 par value; 100,000,000 shares authorized
      55,770,000 shares issued and outstanding (2003: 14,271,000)                     55,770          360
      Preferred stock $0.01 par value; 10,000,000 shares authorized
      NIL shares issued and outstanding (2003: 200,000)                                   --           --
   Additional paid-in capital                                                        582,000           --
   Deficit accumulated during the exploration stage                                 (426,920)        (359)
---------------------------------------------------------------------------------------------------------

                                                                                     210,850            1
---------------------------------------------------------------------------------------------------------

                                                                                   $ 235,388    $       1
=========================================================================================================











          The accompanying notes are an integral part of these interim consolidated financial statements



                              SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an exploration stage company)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                  For the three months ended         September 24,
                                                  March 31,         March 31,      2002 (inception)
                                                    2004               2003        to March 31, 2004
 --------------------------------------------------------------------------------------------------
                                                                  (Note 1)          (Note 1)
 EXPENSES
    Advertising, marketing and promotion          $   79,687         $     -           $   79,687
    Consulting                                       118,128               -               83,128
    Exploration, development and field expenses       73,643               -               73,643
    General and administrative                        38,747               -               39,106
    Professional fees                                 28,941               -               63,941
    Transfer agent and filing fees                     6,334               -                6,334
    Travel                                            40,733               -               40,733
 --------------------------------------------------------------------------------------------------

 NET LOSS FOR THE PERIOD                         $  (386,213)        $     -          $  (386,572)
 ==================================================================================================




  BASIC NET LOSS PER SHARE                           $(0.09)          $(0.00)
  ============================================================================

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      42,051,758       22,500,000
  ============================================================================









          The accompanying notes are an integral part of these interim consolidated financial statements


                              SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an exploration stage company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                           For the three months ended         September 24,
                                                                           March 31,        March 31,        2002 (inception)
                                                                             2004              2003          to March 31, 2004
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            (Note 1)            (Note 1)
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                               $ (386,213)        $      -          $  (386,572)
    Adjustments to reconcile net loss to net cash used in
    operating activities
       - prepaid expenses and advances                                      (104,839)               -             (104,839)
       - accounts payable and accrued liabilities                             11,431                -               11,431
  --------------------------------------------------------------------------------------------------------------------------

  NET CASH FLOWS USED IN OPERATING ACTIVITIES                               (479,621)               -             (479,980)
  --------------------------------------------------------------------------------------------------------------------------

  CASH FLOWS USED IN INVESTING ACTIVITIES
    Cash acquired on reverse acquisition of Savoy                                169                -                  169
    Mineral properties                                                             -                -                   (1)
    Purchase of fixed assets                                                  (9,506)               -               (9,506)
  --------------------------------------------------------------------------------------------------------------------------

  NET CASH FLOWS USED IN INVESTING ACTIVITIES                                 (9,337)               -               (9,338)
  --------------------------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Common shares issued for cash                                            600,000                -              600,360
    Advances from related parties                                             10,000                -                10,000
  --------------------------------------------------------------------------------------------------------------------------

  NET CASH FLOWS FROM FINANCING ACTIVITIES                                   610,000                -              610,360
  --------------------------------------------------------------------------------------------------------------------------

  INCREASE IN CASH                                                           121,042                 -             121,042

  CASH, BEGINNING OF PERIOD                                                         -                -                    -
  --------------------------------------------------------------------------------------------------------------------------

  CASH, END OF PERIOD                                                     $  121,042            $    -          $  121,042
  ==========================================================================================================================







          The accompanying notes are an integral part of these interim consolidated financial statements

                             SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an exploration stage company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
--------------------------------------------------------------------------------
                                  (unaudited)



NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

By Share Purchase Agreement (the "Agreement") dated December 23, 2003 and completed January 19, 2004, Savoy Resources Corp. (formerly Savoy Capital Investments, Inc.) ("Savoy" or the "Company"), a public company incorporated under the laws of the State of Colorado on March 6, 1997, acquired 97% of the issued shares in the capital of Societe Siranna S.A.R.L. (an exploration stage company) ("Siranna"), a private company incorporated September 24, 2002 under the laws of Madagascar, in exchange for 22,500,000 restricted shares of Savoy's common stock. In addition, and in accordance with the terms of the Agreement, Savoy granted a total of 27,900,000 stock options to replace all stock options previously outstanding in Siranna with terms and conditions consistent with the original stock options.

As a result of this transaction, the former holders of 97% of the issued and outstanding shares of common stock of Siranna will own approximately 60% of the shares of common stock of Savoy representing 22,500,000 of the 37,770,000 total issued and outstanding shares of Savoy's common stock as at the date of the completion of the transaction.

This acquisition has been accounted for as a reverse acquisition with Siranna being treated as the accounting parent and Savoy, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of Siranna for the period from its inception on September 24, 2002 and those of Savoy since the date of the reverse acquisition. The comparative balance sheet and statements of operations and cash flows are those of Siranna.

Effective March 23, 2004 the Company changed its name from Savoy Capital Investments, Inc. to Savoy Resources Corp.

The Company is in the exploration stage of its mineral property exploration and development. To date, the Company has not generated any revenues from operations and significant future operating losses are anticipated. The Company's continuance of operations and movement into an operating basis are contingent on raising additional capital to finance further exploration and development work, and on the future development of its mineral properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates funding its operations for the next twelve months, as required, through equity financings, related party advances and through proceeds received on the exercise of stock options.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should also be read in conjunction with Savoy's Form 8-K/A dated March 20, 2004 filed with the Securities and Exchange Commission and Savoy's pro-forma consolidated statement of stockholders' equity as at September 30, 2003 and Siranna's audited financial statements as at December 31, 2003 and 2002 contained therein.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of presentation
The financial statements have been prepared on a consolidated basis and include the accounts of the Company, its 97% owned subsidiary Siranna and the Company's proportion of the assets, liabilities and results of operations for its interests in joint ventures. All significant intercompany transactions and balances have been eliminated.

Mineral property costs
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at March 31, 2004, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
--------------------------------------------------------------------------------
(unaudited)




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Interests in Joint Ventures
The Company accounts for interest in joint ventures, over which the Company has the ability only to exercise joint control, using the proportionate consolidation method of accounting. Under this method, the Company records its portion of the assets, liabilities and results of operations of the joint venture.

Loss Per Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of stock options have been excluded as they are anti-dilutive.

Financial Instruments
The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is not currently exposed to any significant credit risk or currency risk.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2003. No pro-forma disclosures have been provided as the fair value of the options granted during the period was determined to be $NIL as described in Note 6.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
--------------------------------------------------------------------------------
(unaudited)





NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.


NOTE 3 - ACQUISITION OF SOCIETE SIRANNA S.A.R.L.
--------------------------------------------------------------------------------

By Share Purchase Agreement (the "Agreement") dated December 23, 2003 and completed January 19, 2004, Savoy Resources Corp. (formerly Savoy Capital Investments, Inc.) ("Savoy" or the "Company"), a public company incorporated under the laws of the State of Colorado on March 6, 1997, acquired 97% of the issued shares in the capital of Societe Siranna S.A.R.L. (an exploration stage company) ("Siranna"), a private company incorporated September 24, 2002 under the laws of Madagascar, in exchange for 22,500,000 restricted shares of Savoy's common stock. In addition, and in accordance with the terms of the Agreement, Savoy granted a total of 27,900,000 stock options to replace an equivalent number of stock options previously outstanding in Siranna with terms and conditions consistent with the original stock options.

 As a result of this transaction, the former holders of 97% of the issued and outstanding shares of common stock of Siranna will own approximately 60% of the shares of common stock of Savoy representing 22,500,000 of the 37,770,000 total issued and outstanding shares of Savoy's common stock as at the date of the completion of the transaction.

This acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with Siranna being treated as the accounting parent (acquirer) and Savoy, the legal parent, being treated as the accounting subsidiary (acquiree). The value assigned to the capital stock of consolidated Savoy on acquisition of Siranna is equal to the book value of the capital stock of Siranna plus the book value of the net assets (liabilities) of Savoy as at the date of the acquisition.

The book value of Savoy's capital stock subsequent to the reverse acquisition is calculated and allocated as follows:

   Siranna capital stock                                          $       360
   Savoy net assets (liabilities)                                      (2,938)
                                                                  ------------

                                                                       (2,578)
   Excess charged to deficit on reverse acquisition                    40,348
                                                                  ------------

   Consolidated capital accounts post reverse acquisition         $    37,770
                                                                  ============

   Allocated as follows:
            Capital stock                                         $    37,770
            Preferred stock                                                 -
            Additional paid-in capital                                      -
                                                                  ------------

        Consolidated capital accounts post reverse acquisition    $    37,770
                                                                  ============

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
--------------------------------------------------------------------------------
(unaudited)




NOTE 3 - ACQUISITION OF SOCIETE SIRANNA S.A.R.L. (cont'd)
--------------------------------------------------------------------------------

These consolidated financial statements include the results of operations of Siranna since September 24, 2002 (inception) and the results of operations of Savoy since the date of the reverse acquisition effective January 19, 2004. Savoy had no material operations for the period from January 1, 2004 to January 19, 2004 . The weighted average number of shares outstanding of Savoy, for the period from September 24, 2002 (inception) to January 19, 2004, is deemed to be 22,500,000 being the number of shares issued by Savoy to effect the reverse acquisition of Siranna.


NOTE 4 - MINERAL PROPERTIES
--------------------------------------------------------------------------------

The Company holds a 100% interest in an operating permit to two gemstone mining exploration and development properties, which are located in the province of Antsiranana, Republic of Madagascar. The two gemstone mining exploration and development properties were prospected, staked and registered with the Madagascar Ministry of Energy and Mines, on behalf of Siranna, by the Siranna's resident geologist on February 27, 2003 and was contributed to Siranna for nominal consideration of $1.


NOTE 5 - RELATED PARTY TRANSATIONS
--------------------------------------------------------------------------------

During the quarter ended March 31, 2004 the Company entered into 1 year service agreements with a director of the Company and with a director of Siranna. The Company has paid a total of $18,500 to these directors under these agreements. Refer to Note 7.

During the period, the Company received an advance of $10,000 from a shareholder. This amount is unsecured, non-interest bearing and has no specified terms of repayment.


NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company is authorized to issue up to 100,000,000 common shares with a par value of $0.001 per share and 10,000,000 preferred shares with a par value of $0.01.

For the period ended March 31, 2004, changes in Savoy's share capital and deficit were as follows:

                                                                                           Additional
                                                Common Stock          Preferred Stock        Paid-in
                                            Number      Amount     Number       Amount       Capital    Deficit     Total
                                       -------------------------------------------------------------------------------------
Balance, December 31, 2003, as
  previously reported by Savoy           14,271,000   $  14,271   200,000   $     2,000   $  18,929   $  (38,138)  $  (2,938)
Issued for services                         999,000         999        --            --       8,991           --       9,990
Return and cancellation of preferred
  shares                                         --          --  (200,000)       (2,000)      2,000           --          --
Savoy net loss for the period from
  January 1 to 18, 2004                          --          --        --            --          --       (9,990)     (9,990)
                                        ------------------------------------------------------------------------------------
                                         15,270,000      15,270        --            --      29,920      (48,128)     (2,938)
Issued to effect reverse acquisition     22,500,000      22,500        --            --     (22,500)          --          --
Fair value of stock options granted in
  connection with reverse acquisition            --          --        --            --          --           --          --
Assumption of PI's equity accounts              200         360        --            --          --         (359)          1
Reverse acquisition
  recapitalization adjustment                  (200)       (360)       --            --      (7,420)       7,690         (90)
                                        ------------------------------------------------------------------------------------
Balance, January 19, 2004                37,770,000      37,770        --            --          --      (40,797)     (3,027)
Issued for cash on exercise of stock             --
  options                                18,000,000      18,000        --            --     582,000           --     600,000
Net loss for the period                          --          --                                  --     (386,123)   (386,123)
                                        ------------------------------------------------------------------------------------

Balance, March 31, 2004 (unaudited)      55,770,000   $  55,770  $     --   $        --   $ 582,000   $ (426,920)  $ 210,850
                                        ====================================================================================

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
--------------------------------------------------------------------------------
(unaudited)





NOTE 6 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

During the year ended December 31, 2002 Siranna received proceeds of $360 on the issuance of 200 shares at a price of $1.80 per share.

Effective March 23, 2004 the Company completed a 3 for 1 forward stock split increasing the number of shares of common stock then outstanding from 16,890,000 to 50,670,000. All reference to shares of common stock issued and outstanding in these consolidated financial statements have been amended as required to reflect this forward stock split.

During the period the outstanding preferred shares were returned to the Company for cancellation at no cost to the Company.

Prior to the reverse acquisition, Savoy issued 999,000 shares of common stock for services with a fair value of $9,990.

The Company issued 22,500,000 shares of common stock to effect the reverse acquisition as described in Note 3.

Subsequent to the reverse acquisition the Company issued 18,000,000 shares of common stock on the exercise of stock options at $0.033 per share for total proceeds of $600,000.

Stock Options

On January 2, 2004 the Board of Directors of the Company approved the adoption of a new stock option plan (the "Plan") allowing for the granting of up to 27,900,000 options to directors, officers, employees and consultants of the Company and its subsidiary. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors with terms not to exceed 10 years. The Plan further provides that the Board of Directors may grant to any key personnel of the Company who is eligible to receive options, one or more Incentive Stock Options at a price not less than fair market value and for a period not to exceed 10 years from the date of grant. Options and Incentive Stock Options granted under the Plan may have vesting requirements as determined by the Board of Directors.

In connection with the reverse acquisition as described in Note 3, the Company granted 27,900,000 stock options at $0.033 per share to previous holders of stock options in Siranna to replace options previously granted by Siranna. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the stock options granted in connection with a business combination is included in the determination of the purchase price. The fair value of these options at the date of grant of $NIL was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 2% and an expected volatility of 0%. This volatility was determined on the basis that the options were granted concurrent with the completion of the reverse acquisition and as such no relevant historic market volatility had yet been established in the trading of shares of the Company's common stock


NOTE 7 - COMMITMENTS
--------------------------------------------------------------------------------

During the quarter ended March 31, 2004 the Company entered into nine one-year term service agreements under which the Company is obligated to pay a total of $257,250 and issue 30,000 shares. Of this, a total of $68,000 is due to related parties, of which $18,500 has been paid to date. As at March 31, 2004 all amounts owing under these contracts have been paid.


NOTE 8 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has incurred operating losses from inception to March 31, 2004 which may be available to offset future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
--------------------------------------------------------------------------------
(unaudited)





NOTE 9 - INTEREST IN JOINT VENTURE
--------------------------------------------------------------------------------

Effective January 22, 2004, the Company entered into a joint venture under the laws of British Columbia ("BCJV") for the purpose of recognizing, acquiring and exploring prospective resource opportunities in China. Participation in the BCJV will be 50% by the Company and 50% by its joint venture partners subject to adjustments for any future disproportionate funding. The decisions of the BCJV will be by majority based on each partners' participation interest. The Company has contributed $45,759 ($CAN 60,000) representing a 50% interest and as a result, the Company has accounted for its proportion of the BCJV's assets, liabilities and results of operations as at March 31, 2004 and for the period then ended as follows:

              BCJV assets                      $ 23,256
                                               ========

              BCJV liabilities                 $  8,572
                                               ========

              BCJV loss for the period         $ 31,074
                                               ========


NOTE 10 - SUBSEQUIENT EVENTS
--------------------------------------------------------------------------------

Joint Venture Agreement
During March 2004, as finalized May 20, 2004, the Company entered into an agreement with the First Institute of Geology Exploration of Heilongjiang Province, China (the "First Institute") to form a Joint Venture Enterprise (the "JV") in accordance with the Law of the People's Republic of China on Chinese-Foreign Cooperative Joint Ventures. The JV will be formed for the purpose of conducting gold and other mineral exploration, evaluation and mining in Heilongjiang Province and other areas of mutual interest in China. The formation of the JV is subject to the approval of the government of China. Upon completion, the JV will have total registered capital contributed of approximately $5,000,000, of which $1,500,000 will be contributed by the First Institute in the form of Exploration Licenses and $3,500,000 will be cash contributions by the Company. The Company will be required to contribute $1,000,000 within 90 days, $500,000 within 12 months, and the final $2,000,000 within 24 of the approved formation of the JV. Upon completion of the required capital contributions, the Company will have a 70% interest in the JV.

Stock Options
Subsequent to March 31, 2004 a further 9,600,000 stock options were exercised at a price of $0.033 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

     Until January 2004, when we acquired a 97% interest in Societe Siranna S.A.R.L. ("Siranna"), a private Madagascar company, which owns two gemstone exploration properties in northern Madagascar, together with full resource exploitation and gemstone exportation permits, we were engaged in the residential and commercial mortgage brokerage business. In March 2004, we entered into a joint venture agreement with the First Institute of Geology Exploration of Heilongjiang Province (the "First Institute"), China, and, in January, we entered into a joint venture agreement with three reporting companies traded on the TSX Venture Exchange for the purpose of conducting gold and other mineral exploration and development in China. As a result of the Madagascar acquisition and the aforementioned joint ventures, we are undergoing a transition to a gold, gemstone and other mineral exploration and development company. As of the date of this report, we are developing gold exploration operations in Heilongjiang province, China, with the First Institute and gemstone acquisition and marketing operations in Madagascar. We have realized no revenues from these activities as of the date of this report.

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

Plan of Operation

     Madagscar. We expect to realize initial revenues, commencing in approximately the third quarter of 2004, from our Madagascar gemstone exploration and marketing operations. We have committed a first-round budget of $250,000 to establish gemstone production in Madagascar and to develop the first phase of our marketing program. We do not expect our production activities in Madagascar to involve any actual mining activities for the foreseeable future. This is because our operations are in the development stage and the cost of purchasing gems is comparable to the cost of exploring for and mining them. Instead, we will initially focus our efforts on purchasing, marketing and exporting gemstones and, specifically, sapphires. Our permits, which we obtained in conjunction with the purchase of two gemstone properties in Madagascar, permit us to purchase from the native Malagasy and sell and export gemstones and other minerals in addition to conducting exploration and mining activities of our own. Our sapphire exploration and marketing program presently involves the purchase of rough stones in the capital city of Antananarivo and the northern port city of Diego Suarez for marketing and export directly to factories in Thailand, China and Sri Lanka; with high-end stones to be marketed to dealers in Tel Aviv, Israel and Zurich, Switzerland. We expect to realize a profit on the sale of rough sapphires in a range of approximately 20% to 50%. We intend to expand our sapphire acquisition and marketing program to include emeralds, rubies and semi-precious stones. Mr. Jean Bruno Besy Andriamanalo, who is a geologist and a Madagascar citizen, manages our Madagascar operations on a consulting basis. While we intend to retain additional management and operations personnel as employees or consultants at some time in the future, we have no immediate plans to do so.

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

Although we expect to start receiving revenue from our gemstone acquisition and marketing operations in Madagascar in the third quarter of this year, we do not believe that operations will be profitable during this period.

     China. In March 2004, we entered into a long-term joint venture agreement with the First Institute of Heilongjiang Province, China, for the purpose of conducting gold and other mineral exploration, evaluation and mining in Heilongjiang Province and other areas of mutual interest in China. Before the joint venture can be organized, the government of China is required to approve the joint venture agreement and issue a business license to the joint venture. We are presently seeking to raise funds in order to meet the schedule for our required capital contributions to the joint venture totaling $3,500,000 over the next two years. Cash Requirements

         Over the twelve-month period ending December 31, 2004, we anticipate that we will need to raise between $4,000,000 and $5,000,000 in order to fund our gold and mineral exploration and development operations in China and our gemstone acquisition and marketing program in Madagascar, and to meet our existing operating requirements. We expect the corporate development program in Madagascar outlined above to require at least $250,000 in funding during this period. Additionally, under the terms of the agreement with the First Institute, we are required to contribute $3,500,000 to the joint venture over a period of two years from the date that the government of China issues a business license to the venture. The schedule of capital contributions is as follows:

     o    $1,000,000 within the first three months;

     o $500,000 during the period from the beginning of the fourth month through the end of the twelfth month; and

     o $2,000,000 during the period from the beginning of the thirteenth month through the end of the twenty-fourth month.

Because of the uncertainty in our business plan, we are unable to calculate with certainty the cost of our plan of operations over the next twelve months.

Capital Resources

     We presently have no capital resources except for $320,000 available from the unexercised portion of outstanding stock options to purchase a balance of 9,600,000 shares of common stock if the holders choose to exercise their options. Since January 2004, we have been funded with $610,000 received from the exercise of stock options to purchase a total of 18,300,000 shares of common stock. However, even assuming the exercise of the balance of the outstanding stock options, the sum of $320,000 received will not be sufficient to finance our China and Madagascar operations and pay our operating expenses and it will be necessary to raise additional funds in the next twelve months. Management believes any short-term funds raised would be raised through the sale of our equity securities and/or through debt financing. We are currently exploring all available such financing alternatives, including, but not limited to, private and public securities offerings. There are no arrangements or commitments with respect to funding and we may not be able to obtain additional funding on acceptable terms, if at all. Even if we succeed in obtaining the funding necessary to capitalize the proposed joint venture with the First Institute in China and establish commercial gemstone acquisition and marketing operations in Madagascar, this will not ensure that operations will be profitable. Furthermore, the full implementation of our business plan over the long term is dependent upon our ability to raise a sizable amount of additional capital from equity and/or debt financing and/or achieve profitable operations.

Purchase of Significant Equipment

     Over the next twelve months, we intend to acquire mining equipment to be used in the exploration and development of gold properties and/or other mineral prospects in Heilongjiang Province in northeastern China and our gemstone properties in northern Madagascar. We have not yet established a budget for these proposed equipment purchases.


Item 3.    Controls and Procedures.

     Our President (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for us. He has concluded, based upon his evaluation of these controls and procedures as of a date within 90 days of filing of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including the Certifying Officer as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies or material weakness. We are presently unable to provide segregation of duties within Savoy Resources as a means of internal control. As a result, the Certifying Officer is presently relying on assistance from our Board of Directors to provide short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the company.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     We have been advised that we may be in arrears respecting certain outstanding consulting fees owing to a company controlled by a previous director. However, to our knowledge, neither Savoy Resources, Siranna nor our material assets or properties are subject to any actual or pending legal proceedings that could have a material adverse effect on us or our various business interests.


Item 2. Changes in Securities.

     (a) No instruments defining the rights of stockholders of our common stock have been modified.

     (b) No rights evidenced by our common stock have been limited or qualified by the issuance or modification of any other class of securities.

     (c) On January 19, 2004, we completed the acquisition of 97% of the issued and outstanding shares of Siranna pursuant to the Share Purchase Agreement dated December 23, 2003, between us and Mr. Geoffrey Armstrong. Under the terms of the Share Purchase Agreement, we issued 7,500,000 shares of our common stock to Mr. Armstrong in the exchange. This share amount is prior to the three-for-one forward stock split effective on March 26, 2004, and has not been restated to give effect to the stock split. Siranna owns two gemstone exploration properties in northern Madagascar, together with full resource exploitation and gemstone exportation permits.

     (d) Under Rule 463, d. 3., of the Securities Act of 1933, we are not required to report any information pursuant to this item.

     (e) There were no repurchases of common stock made by or on behalf of Savoy Resources or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) of the Securities Act, during the quarter ended March 31, 2004, covered by this report.


Item 3. Defaults Upon Senior Securities.

     We have no indebtedness as of the date of this report.


Item 4. Submission of Matters to a Vote of Security Holders.

     On January 19, 2004, the Board of Directors, and, on March 23, 2004, a majority of our stockholders, at a special meeting, approved the change of our name from "Savoy Capital Investments, Inc." to "Savoy Resources Corp." together with a three-for-one forward split of our outstanding shares of common stock. 14,888,310 shares of common stock, comprising approximately 80.5% of our outstanding common stock, were represented by proxy at the special meeting of stockholders, constituting a quorum. A total of 14,888,310 votes were cast in favor of the name change and the forward stock split and no votes were cast against, or abstained from voting on, these proposed resolutions. There were 7,500,000 shares of common stock owned by Mr. Geoffrey Armstrong represented in person at the special meeting.

     On March 23, 2004, we filed Articles of Amendment to our Articles of Incorporation with the Colorado Secretary of State to amend our Amended and Restated Articles of Incorporation in connection with the change of name and the forward stock split. The name change and the forward split became effective at the opening of business on March 26, 2004, at which time our 16,890,000 then outstanding shares of common stock became 50,670,000 outstanding shares. Except as otherwise indicated, the information in this report gives retroactive effect to the name change and the forward split.


Item 5. Other Information.

         There is no information to be reported under this item with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

  Item
 Number                            Description
--------  ----------------------------------------------------------------------
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

3.3 Articles of Amendment to the Articles of Incorporation of Savoy Capital Investments, Inc., filed on March 23, 2004. (Incorporated in this report by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB, File No. 000-32103, filed on April 26, 2004.)

3.4 Bylaws of Savoy Capital Investments, Inc. (Incorporated in this report by reference to Exhibit 3.3 to the Registration Statement on Form 10-SB, File No. 000-32103, filed on December 8, 2000.)

4.0 Form of stock certificate. (Incorporated in this report by reference to Exhibit 4.0 to the Annual Report on Form 10-KSB filed on April 3, 2001.)

4.1 Savoy Capital Investments, Inc. Stock Option Plan. (Incorporated in this report by reference to Exhibit 4.1 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

4.2 Savoy Capital Investments, Inc. Non-Employee Directors and Consultants Retainer Stock Option Plan for the Year 2003. (Incorporated in this report by reference to Exhibit 4.2 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

4.3 Stock Option Plan Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Robert T. Slavik as to 4,500,000 shares of common stock. (Incorporated in this report by reference to Exhibit
          4.3 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

4.4 Stock Option Plan Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Jean Bruno Besy Andriamanolo as to 2,000,000 shares of common stock. (Incorporated in this report by reference to Exhibit 4.4 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

4.5 Stock Option Plan Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Therese Ramond as to 1,000,000 shares of common stock. (Incorporated in this report by reference to Exhibit
          4.5 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

4.6 Stock Option Plan Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Katalin Williams as to 1,000,000 shares of common stock. (Incorporated in this report by reference to Exhibit
          4.6 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

4.7 Stock Option Plan Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Tianjin Chinaquantum Investment and Trade Co. Ltd. as to 500,000 shares of common stock. (Incorporated in this report by reference to Exhibit 4.7 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

4.8 Stock Option Plan Agreement dated January 8, 2004, between Savoy Capital Investments, Inc., and Devlin Jensen as to 300,000 shares of common stock. (Incorporated in this report by reference to Exhibit 4.8 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

10.0 Share Purchase Agreement dated December 23, 2003, between Savoy Capital Investments, Inc., and Geoffrey Armstrong with regard to the issuance of 7,500,000 shares of common stock in exchange for 97% of Societe Siranna S.A.R.L. (Incorporated in this report by reference to Exhibit 10.0 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

10.1 Executive Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Floyd Wandler. (Incorporated in this report by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

10.2 Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Robert T. Slavik of Pacific Gems Trading. (Incorporated in this report by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

10.3 Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Jean Bruno Besy Andriamanolo. (Incorporated in this report by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

10.4 Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Weigo Lang of Tianjin Chinaquantum Investment and Trade Co. Ltd. (Incorporated in this report by reference to Exhibit 10.4 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

10.5 Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Byron Hampton. (Incorporated in this report by reference to Exhibit 10.5 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

10.6 Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Geoffrey Armstrong. (Incorporated in this report by reference to Exhibit 10.6 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

10.7 Product Marketing Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Therese Raymond. (Incorporated in this report by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

10.8 Product Marketing Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Katalin Williams. (Incorporated in this report by reference to Exhibit 10.8 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

10.9 Business Consultant Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Art Charpentier. (Incorporated in this report by reference to Exhibit 10.9 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

10.10 Consulting Agreement dated February 3, 2004, between Savoy Capital Investments, Inc., and Andrew N. Peterie, Sr. (Incorporated in this report by reference to Exhibit 10.10 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

10.1 Contract Between The First Institute of Geology Exploration of Hilongjiang Province and Savoy Resources Limited Corporation dated March 2004. (Incorporated in this report by reference to Exhibit 10.11 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

10.12 Letter Agreement for China Joint Venture among Savoy Resources Corp. , ATAC Resources Ltd., Cash Minerals Ltd., Strategic Metals Ltd. and Archer, Cathro & Associates (1981) Limited dated January 22, 2004. (Incorporated in this report by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

31.1      Certification pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002.

32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.

     (b)  Reports on Form 8-K.

     The reports on Form 8-K or 8-K/A described below were filed during the quarter ended March 31, 2004, covered by this report. No financial statements were filed as a part of any of these reports except for the report on Form 8-K/A filed on March 22, 2004.

            Date of Report on Form 8-K or 8-K/A             Items Reported
         ----------------------------------------           --------------

           1.  Form 8-K filed on January 12, 2004             Item 5
           2.  Form 8-K filed on January 20, 2004             Item 5
           3.  Form 8-K filed on January 23, 2004             Item 5
           4.  Form 8-K filed on February 3, 2004             Item 5
           5.  Form 8-K filed on February 17, 2004            Item 5
           6.  Form 8-K/A filed on March 22, 2004             Item 7
           7.  Form 8-K filed on March 25, 2004               Item 5
           8.  Form 8-K filed on March 31, 2004               Item 5
           9.  Form 8-K filed on April 30, 2004               Item 5
          10.  Form 8-K filed on May 18, 2004                 Items 4 and 7




                                   SIGNATURES

     The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended March 31, 2004, have been included.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SAVOY RESOURCES CORP.



Date:  May 28, 2004                             By: /s/ Floyd A. Wandler
                                                    --------------------
                                                    Floyd A. Wandler, President