Form 10QSB
period 2004-06-30
SAVOY RESOURCES CORP
filed 2004-08-17
CIK 1113190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                        Commission file number 000-032103

                              Savoy Resources Corp.
         -------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                      84-1522003
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                 18826 Pagentry Place, Monument, Colorado 80132
                 ----------------------------------------------
                    (Address of principal executive offices)

                                  719-488-4393
                                  ------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 65,670,000 shares of common stock, $0.001 par value per share, issued and outstanding as of July 31, 2004.

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


                                  JUNE 30, 2004

                                   (Unaudited)




CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an exploration stage company)

                           CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,     December 31,
                                                                                     2004           2003
---------------------------------------------------------------------------------------------   -----------
                                                                                  (unaudited)     (Note 1)
                                   ASSETS
CURRENT ASSETS
   Cash                                                                           $       396   $         1
   Prepaid expenses                                                                    72,366            --
   Inventory                                                                            8,782            --
---------------------------------------------------------------------------------------------   -----------

                                                                                                     81,544
INTEREST IN CANADIAN JOINT VENTURE (Note 7)                                             6,232            --
FIXED ASSETS                                                                            8,886            --
MINERAL PROPERTIES (Note 4)                                                                 1            --
---------------------------------------------------------------------------------------------   -----------

                                                                                  $    96,663   $         1
=============================================================================================   ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                       $   110,935   $        --
   Due to related parties (Note 5)                                                     39,318            --
---------------------------------------------------------------------------------------------   -----------

                                                                                      150,253            --
---------------------------------------------------------------------------------------------   -----------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
   Capital stock (Note 8)
      Common stock $0.001 par value; 100,000,000 shares authorized,
      65,670,000 issued and outstanding (2003: 4,757,000)                              65,670           360
      Preferred stock $0.01 par value; 10,000,000 shares authorized,
      NIL shares issued and outstanding (2003: 200,000)                                    --            --
   Additional paid-in capital                                                         882,100            --
   Deficit accumulated during the exploration stage                                (1,001,360)         (359)
---------------------------------------------------------------------------------------------   -----------

                                                                                      (53,590)            1
---------------------------------------------------------------------------------------------   -----------

                                                                                  $    96,663   $         1
=============================================================================================   ===========






          The accompanying notes are an integral part of these interim consolidated financial statements

                              SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an exploration stage company)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                                                September 24,
                                                   For the three months ended      For the six months ended         2002
                                                 June 30, 2004    June 30, 2003  June 30, 2004  June 30, 2003  (inception) to
                                                                                                                June 30, 2004
-------------------------------------------------------------------------------------------------------------  --------------
                                                                    (Note 1)                       (Note 1)       (Note 1)
EXPENSES
   Marketing and investor relations              $     79,679   $           --  $    159,366   $           --  $    159,366
   Consulting and management                          138,767               --       256,895               --       256,895
   Exploration, development and field expenses         61,685               --       104,254               --       104,254
   General and administrative                          38,402               --        77,149               --        77,508
   Professional fees                                  100,890               --       129,831               --       129,831
   Transfer agent and filing fees                       8,280               --        14,614               --        14,614
   Travel                                             138,285               --       179,018               --       179,018
-------------------------------------------------------------------------------------------------------------  ------------

LOSS BEFORE THE FOLLOWING                            (565,988)              --      (921,127)              --      (921,486)

   Equity loss in Canadian joint venture               (8,452)              --       (39,526)              --       (39,526)
-------------------------------------------------------------------------------------------------------------  ------------

NET LOSS FOR THE PERIOD                          $   (574,440)  $           --  $   (960,653)  $           --  $   (961,012)
=============================================================================================================  ============



BASIC NET LOSS PER SHARE                         $      (0.01)  $        (0.00) $      (0.02)  $        (0.00)
=============================================================================================================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              45,221,517       22,500,000    39,108,791       22,500,000
=============================================================================================================






          The accompanying notes are an integral part of these interim consolidated financial statements

                              SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an exploration stage company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                  September 24, 2002
                                                                      For the six months ended       (inception)
                                                                    June 30, 2004  June 30, 2003   to June 30, 2004
------------------------------------------------------------------------------------------------  ------------------
                                                                                      (Note 1)         (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                             $(960,653)    $      --         $(961,012)
   Adjustments to reconcile net loss to net cash used in operating activities
    - amortization                                                          620            --               620
    - equity in loss of Canadian joint venture                           39,526            --            39,526
    - non-cash professional fees                                         10,000            --            10,000
    - advances receivable                                               (72,366)           --           (72,366)
    - inventory                                                          (8,782)       (8,782)
    - accounts payable and accrued liabilities                          107,828            --           107,828
---------------------------------------------------------------------------------------------         ---------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                            (883,827)           --          (884,186)
---------------------------------------------------------------------------------------------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Cash acquired on reverse acquisition of Savoy                             169            --               169
  Advances to Canadian joint venture                                    (45,758)           --           (45,758)
  Mineral properties                                                         --            --                (1)
  Purchase of fixed assets                                               (9,506)           --            (9,506)
---------------------------------------------------------------------------------------------         ---------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                             (55,095)           --           (55,096)
---------------------------------------------------------------------------------------------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common shares issued for cash, net of subscriptions receivable        900,000            --           900,360
  Advances from related parties                                          39,318            --            39,318
---------------------------------------------------------------------------------------------         ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                939,318            --           939,678
---------------------------------------------------------------------------------------------         ---------

INCREASE IN CASH                                                            396            --               396

CASH, BEGINNING OF PERIOD                                                    --            --                --
---------------------------------------------------------------------------------------------         ---------

CASH, END OF PERIOD                                                   $     396     $      --         $     396
=============================================================================================         =========



OTHER SIGNIFICANT NON-CASH TRANSACTIONS:

     During the period the Company issued 300,000 common shares for services valued at $10,000.




          The accompanying notes are an integral part of these interim consolidated financial statements

                              SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an exploration stage company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
--------------------------------------------------------------------------------
                                   (unaudited)

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

As a result of this transaction, the former holders of 97% of the issued and outstanding shares of common stock of Siranna owned approximately 60% of the shares of common stock of Savoy representing 22,500,000 of the 37,770,000 total issued and outstanding shares of Savoy's common stock as at the date of the completion of the transaction.

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

Effective March 23, 2004 the Company changed its name from Savoy Capital Investments, Inc. to Savoy Resources Corp.

The Company is in the exploration stage of its mineral property exploration and development. In addition, the Company, through its Madagascar subsidiary, Societe Siranna, is endeavoring to establish a precious and semi-precious gemstone operation, initially by way of purchasing, marketing and exporting gemstones. To date, the Company has not generated any revenues from operations and significant future operating losses are anticipated. The Company's continuance of operations and movement into an operating basis are contingent on raising additional capital to finance further exploration and development work, and on the future development of its mineral properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates funding its operations for the next twelve months, as required, through equity financings, related party advances and through proceeds received on the exercise of stock options. In addition, the Company, through its Madagascar subsidiary, Societe Siranna, is endeavoring to establish a precious and semi-precious gemstone operation.


Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should also be read in conjunction with Savoy's Form 8-K/A dated March 20, 2004 filed with the Securities and Exchange Commission and Savoy's pro-forma consolidated statement of stockholders' equity as at September 30, 2003 and Siranna's audited financial statements as at December 31, 2003 and 2002 contained therein.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of presentation
---------------------
The financial statements have been prepared on a consolidated basis and include the accounts of the Company, its 97% owned subsidiary Siranna and the Company's proportion of the assets, liabilities and results of operations for its interests in joint ventures. All significant intercompany transactions and balances have been eliminated.

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------
(unaudited)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Mineral property costs
----------------------
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at June 30, 2004, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

Inventory
---------
Inventory consists of gems and is carried at the lower of cost and net realizable value.

Interests in Joint Ventures
---------------------------
The Company accounts for interests in joint ventures, over which the Company has the ability to exercise significant influence, using the equity method of accounting. Under this method, the Company records its portion of the results of operations of the joint venture. Management reviews the carrying values of its interest in joint ventures to determine if the carrying values are impaired. Declines in value that are other than temporary are recognized by writing down the investment to its estimated recoverable amount.

Loss Per Share
--------------
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of stock options have been excluded as they are anti-dilutive.

Financial Instruments
---------------------
The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is not currently exposed to any significant credit risk or currency risk.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Stock-Based Compensation
------------------------
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2003. No pro-forma disclosures have been provided as the fair value of the options granted during the period was determined to be $NIL as described in Note 6.

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

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------
(unaudited)


--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency Translation
----------------------------
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Income Taxes
------------
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.


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

 As a result of this transaction, the former holders of 97% of the issued and outstanding shares of common stock of Siranna owned approximately 60% of the shares of common stock of Savoy representing 22,500,000 of the 37,770,000 total issued and outstanding shares of Savoy's common stock as at the date of the completion of the transaction.

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

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------
(unaudited)




NOTE 3 - ACQUISITION OF SOCIETE SIRANNA S.A.R.L. (cont'd)
--------------------------------------------------------------------------------

The book value of Savoy's capital stock subsequent to the reverse acquisition is calculated and allocated as follows:

      Siranna capital stock                                        $    360
      Savoy net assets (liabilities)                                 (2,938)
                                                                   --------

                                                                     (2,578)
      Excess charged to deficit on reverse acquisition               40,348
                                                                   --------

      Consolidated capital accounts post reverse acquisition       $ 37,770
                                                                   ========

      Allocated as follows:
               Capital stock                                       $ 37,770
               Preferred stock                                           --
               Additional paid-in capital                                --
                                                                   --------

           Consolidated capital accounts post reverse acquisition  $ 37,770
                                                                   ========

These consolidated financial statements include the results of operations of Siranna since September 24, 2002 (inception) and the results of operations of Savoy since the date of the reverse acquisition effective January 19, 2004. Savoy had no material operations for the period from January 1, 2004 to January 19, 2004.

The weighted average number of shares outstanding, for the period from September 24, 2002 (inception) to January 19, 2004, is deemed to be 22,500,000 being the number of shares issued by Savoy to effect the reverse acquisition of Siranna.


NOTE 4 - MINERAL PROPERTIES
--------------------------------------------------------------------------------

The Company holds a 97% interest in an operating permit to two gemstone mining exploration and development properties, which are located in the province of Antsiranana, Republic of Madagascar. The two gemstone mining exploration and development properties were prospected, staked and registered with the Madagascar Ministry of Energy and Mines, on behalf of Siranna, by the Siranna's resident geologist on February 27, 2003 and was contributed to Siranna for nominal consideration of $1. The inventory included in the accounts is an initial test inventory, which will be used to establish this business. During the period, the Company purchased $8,782 of initial inventory, which will be used to establish this business.


NOTE 5 - RELATED PARTY TRANSATIONS
--------------------------------------------------------------------------------

During the period ended June 30, 2004 the Company entered into one-year service agreements with a director of the Company and with a director of Siranna. The director of the Company has resigned and been replaced with another party with whom the Company also has a one-year agreement. The Company has paid a total of $56,000 to these directors under these agreements. Refer to Note 7.

At June 30, 2004, the Company is indebted in the amount of $34,998 to a former director for fees and expenses incurred on behalf of the Company, of which $7,000 is included in accounts payable. In addition, $11,321 is owing to a director of the Company and with a director of Siranna. In addition the Company has advanced $71,878 to these same directors for future expenses. This amount is included in advances receivable.

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------
(unaudited)



NOTE 6 - INTEREST IN CHINA JOINT VENTURE
--------------------------------------------------------------------------------

During March 2004, as finalized May 20, 2004, the Company entered into an agreement with the First Institute of Geology Exploration of Heilongjiang Province, China (the "First Institute") to form a Joint Venture Enterprise (the "JV") in accordance with the Law of the People's Republic of China on Chinese-Foreign Cooperative Joint Ventures. The JV will be formed for the purpose of conducting gold and other mineral exploration, evaluation and mining in Heilongjiang Province and other areas of mutual interest in China. The formation of the JV is subject to the approval of the government of China and the issuance of a business license. Upon completion, the JV will have total registered capital contributed of approximately $5,000,000, of which $1,500,000 will be contributed by the First Institute in the form of Exploration Licenses and $3,500,000 will be cash contributions by the Company. The Company will be required to contribute $1,000,000 within 90 days, $500,000 within 12 months, and the final $2,000,000 within 24 of the approved formation of the JV. Upon completion of the required capital contributions, the Company will have a 70% interest in the JV.


NOTE 7 - INTEREST IN CANADIAN JOINT VENTURE
--------------------------------------------------------------------------------

Effective January 22, 2004, the Company entered into a joint venture under the laws of British Columbia ("BCJV") for the purpose of recognizing, acquiring and exploring prospective resource opportunities in China. Participation in the BCJV will be 50% by the Company and 50% by its joint venture partners subject to adjustments for any future disproportionate funding. The decisions of the BCJV will be by majority based on each partners' participation interest. The Company has contributed $45,759 ($CAN 60,000) representing a 50% interest and as a result, the Company has accounted for its investment using the equity method As at June 30, 2004 100% of the BCJV's assts, liabilities and operations are as follows:

                BCJV assets                           $   12,464
                                                      ===========

                BCJV liabilities                      $       --
                                                      ===========

                BCJV loss for the period              $   79,052
                                                      ===========


NOTE 8 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company is authorized to issue up to 100,000,000 common shares with a par value of $0.001 per share and 10,000,000 preferred shares with a par value of $0.01.

For the period ended June 30, 2004, changes in Savoy's share capital and deficit were as follows:

                                                                                            Additional
                                                  Common Stock           Preferred Stock       Paid-in
                                               Number      Amount       Number     Amount      Capital   Deficit     Total
                                            -----------------------------------------------------------------------------------
Balance, December 31, 2003, as
  previously reported by Savoy               14,271,000   $ 14,271     200,000    $ 2,000     $ 18,929  $(38,138)  $ (2,938)
Issued for services                             999,000        999           -          -        8,991          -     9,990
Return and cancellation of preferred
shares                                                -          -   (200,000)    (2,000)        2,000          -         -
Savoy net loss for the period from
  January 1 to 18, 2004                               -          -           -          -            -    (9,990)    (9,990)
                                            ----------------------- ----------- ---------- ----------------------- ----------
                                             15,270,000     15,270           -          -       29,920   (48,128)    (2,938)
Issued to effect reverse acquisition         22,500,000     22,500           -          -      (22,500)         -         -
Fair value of stock options granted in
  connection with reverse acquisition                 -          -           -          -            -          -         -
Assumption of Siranna's equity accounts             200        360           -          -            -       (359)        1
Reverse acquisition recapitalization
   adjustment                                      (200)      (360)          -          -       (7,420)     7,780         -
                                            ----------------------- ----------- ---------- ----------------------- ----------
Balance, January 19, 2004                    37,770,000     37,770           -          -            -    (40,707)   (2,937)

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------
(unaudited)



--------------------------------------------------------------------------------
NOTE 8 - CAPITAL STOCK

                                                                               Additional
                                            Common Stock       Preferred Stock   Paid-in
                                          Number     Amount    Number   Amount   Capital      Deficit     Total
                                       ----------------------------------------------------------------------------
Balance, January 19, 2004               37,770,000     37,770     -       -            -      (40,707)    (2,937)
Issued for cash on exercise of stock
options                                 27,600,000     27,600     -       -      892,400            -     920,000
Less subscriptions receivable                    -          -     -       -      (20,000)                 (20,000)
Issued for services on exercise of
  stock options                            300,000        300     -       -        9,700                   10,000
Net loss for the period                          -          -     -       -            -     (960,653)   (960,653)
                                       ----------------------- ------------- ------------ ------------------------

Balance, June 30, 2004 (unaudited)      65,670,000    $65,670     -   $   -     $882,100  $(1,001,360)  $ (53,590)
                                       ======================= ============= ============ ========================

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

Subsequent to the reverse acquisition and during the quarter ended March 31, 2004, the Company issued 18,000,000 shares of common stock on the exercise of stock options at $0.033 per share for total proceeds of $600,000. During the quarter ended June 30, 2004, the Company issued a further 9,900,000 shares of common stock on the exercise of stock options for a consideration of $330,000 of which $20,000 had not been received as at June 30, 2004 ($15,000 received subsequently).

Stock Options
-------------

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

In connection with the reverse acquisition as described in Note 3, the Company granted 27,900,000 stock options at $0.033 per share to previous holders of stock options in Siranna to replace options previously granted by Siranna. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the stock options granted in connection with a business combination is included in the determination of the purchase price. The fair value of these options at the date of grant of $NIL was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 2% and an expected volatility of 0%. This volatility was determined on the basis that the options were granted concurrent with the completion of the reverse acquisition and as such no relevant historic market volatility had yet been established in the trading of shares of the Company's common stock

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------
(unaudited)



--------------------------------------------------------------------------------
NOTE 9 - COMMITMENTS

During the quarter ended March 31, 2004 the Company entered into nine one-year term service agreements, one of which was cancelled subsequent to June 30, 2004. Under the remaining contracts, the Company is obligated to pay a total of $236,250 and issue 30,000 shares. Of the total commitment, $89,000 is due to related parties including a former director, of which $56,000 has been paid to date. As at June 30, 2004 $147,750 owing under these contracts have been incurred.


NOTE 10 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has incurred operating losses from inception to June 30, 2004, which may be available to offset future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.


NOTE 11 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On July 19, 2004 the Company announced the appointment of Dr. Weiguo Lang (Ph.D) and Mr. Robert Slavik as Directors effective immediately. Dr. Lang will serve as Chairman of the Board and Mr. Slavik as President and Chief Executive Officer. Mr. Floyd Wandler and Mr. Clint Sharples resigned as directors and officers of the Company on July 16, 2004. Mr. Philip Walsh resigned May 7, 2004.

The Company announced a private placement on July 27, 2004 as amended August 16, 2004. The private placement is comprised of 3,750,000 units with each unit consisting of one share of common stock at a price of $0.08 per share and one warrant at a price of $0.20 for a period of two years. Funds will be used to make the first installment of Savoy's contribution to our joint venture with the First Institute of Geology and Exploration of Heilongjiang Province, China.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

     Until January 2004, when we acquired a 97% interest in Societe Siranna S.A.R.L., a private Madagascar company, which owns two gemstone exploration properties in northern Madagascar, together with full resource exploitation and gemstone exportation permits, we were a development-stage company engaged in the development of an online residential and commercial mortgage brokerage business. In March 2004, we entered into a joint venture agreement with the First Institute of Geology Exploration of Heilongjiang Province (the "First Institute"), China, and, in January, we entered into a joint venture with three reporting companies traded on the Canadian TSX Venture Exchange for the purpose of conducting gold and other mineral exploration and development in China. As a result of the Madagascar acquisition and the aforementioned joint ventures, we continue to affect a transition to a gold, gemstone and other mineral exploration and development company. As of the date of this report, we are developing gold exploration operations in Heilongjiang province, China, with the First Institute and gemstone acquisition and marketing operations in Madagascar. We have realized no revenues and significant operating losses from these activities as of the date of this report. We expect to continue to realize significant operating losses in the future and our continued operation and our prospects of advancing from the development to the operational stage are dependent upon our ability to raise sufficient capital to pay our administrative and operating expenses and fund further exploration and development work. These factors raise substantial doubt about our ability to continue as a going concern.

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

     o We will raise sufficient funding to make our required capital contributions to the joint venture with the First Institute over the period of two years from the date of its organization; or

     o Our joint venture with the First Institute will result in the production of gold or other minerals on a commercial scale.

Plan of Operation

     Madagascar. We expect to realize initial revenues, commencing in the first quarter of 2005, from our Madagascar gemstone exploration and marketing operations. We have committed a first-round budget of $250,000, subject to available financing, to establish gemstone production in Madagascar and to develop the first phase of our marketing program. We do not expect our production activities in Madagascar to involve any actual mining activities for the foreseeable future. This is because our operations are in the development stage and the cost of purchasing gems is comparable to the cost of exploring for and mining them. Instead, we will initially focus our efforts on purchasing, marketing and exporting gemstones and, specifically, sapphires. Our permits, which we obtained in conjunction with the purchase of two gemstone properties in Madagascar, permit us to purchase from the native Malagasy and sell and export gemstones and other minerals in addition to conducting exploration and mining activities of our own. Our sapphire exploration, acquisition and marketing program presently involves the purchase of rough stones in the capital city of Antananarivo and the northern port city of Diego Suarez for marketing and export directly to factories in Thailand, China and Hong Kong. We expect to realize a profit on the sale of rough sapphires in a range of approximately 20% to 50%. We intend to expand our sapphire exploration, acquisition and marketing program to include emeralds, rubies and semi-precious stones. Mr. Jean Bruno Besy Andriamanolo, who is a geologist and a Madagascar citizen, manages our Madagascar operations on a consulting basis. While we intend to retain additional management and operations personnel as employees or consultants at some time in the future, we have no immediate plans to do so.

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

Although we expect to start receiving revenue from our gemstone acquisition and marketing operations in Madagascar during the first quarter of 2005, we do not believe that the Madagascar operations will be profitable until the following quarter. We initially anticipated that our Madagascar operations would be commercially viable such that we would commence receiving revenue in the third quarter of 2004. The delay is the result of the necessity to raise capital to fund our budget for operations in Madagascar; to develop adequate security measures to protect shipments; and to work with the Madagascar authorities to develop an efficient export procedure.

     China. In March 2004, we entered into a long-term joint venture agreement with the First Institute of Heilongjiang Province, China, for the purpose of conducting gold and other mineral exploration, evaluation and mining in Heilongjiang Province and other areas of mutual interest in China. Before the joint venture can be organized, the government of China is required to approve the agreement and issue a business license to the joint venture. We have received a conditional operating license and we will receive the final license once we have made a first payment of $300,000 to the First Institute. We are presently seeking to raise funds in order to meet the schedule for our required capital contributions to the joint venture totaling $3,500,000 over the two-year period following the date of the joint venture's organization.

     Savoy is reviewing the Shandong Joint Venture announced in the news release of June 8, 2004.


Cash Requirements

     We have no available cash and we are $150,000 in debt. We anticipate that we will need to raise at least $1,250,000 in capital in order to continue in operation through December 31, 2004. In addition, over the twelve-month period ending December 31, 2005, we anticipate that we will need to raise between $4,000,000 and $5,000,000 in order to fund our gold and mineral exploration and development operations in China and to meet our existing operating requirements. We expect the corporate development program in Madagascar outlined above to require at least $250,000 in funding during this period. Included in the aforementioned cash requirements is our required contribution of $3,500,000 to the joint venture under the terms of the agreement with the First Institute over a period of two years from the date that the government of China issues a business license to the venture. The schedule of capital contributions is as follows:

     o $1,000,000 within the first three months (inclsive of the initial payment of $300,000)

     o $500,000 during the period from the beginning of the fourth month through the end of the twelfth month; and

     o $2,000,000 during the period from the beginning of the thirteenth month through the end of the twenty-fourth month.

Because of the uncertainty in our business plan, we are unable to calculate with certainty the cost of our plan of operations over the next twelve months.

Capital Resources

     We presently have no capital resources. Since January 2004, we have been funded with $900,000 received from the exercise of stock options to purchase a total of 27,800,000 shares of common stock and approximately $40,000 in advances from former and current executive officers and/or directors who themselves have also received significant cash advances for prepaid expenses. We presently have inadequate funding with which to finance our China and Madagascar operations and pay our operating expenses and it will be necessary to raise additional funds in the next twelve months. The foregoing, among other factors, raise substantial doubt about our ability to continue as a going concern. Management believes any short-term funds raised would be raised through the sale of our equity securities and/or debt financing and/or additional cash advances from our executive officers and directors. We are currently exploring all available such financing alternatives, including, but not limited to, private and public securities offerings. We have received a commitment for funding of $300,000 that is scheduled to close during the week of August 16, 2004. Other than this commitment, there are no arrangements or commitments with respect to funding and we may not be able to obtain additional funding on acceptable terms, if at all. Even if we succeed in obtaining the funding necessary to capitalize the proposed joint venture with the First Institute in China and establish commercial gemstone acquisition and marketing operations in Madagascar, this will not ensure that operations will be profitable. Further, the full implementation of our business plan over the long term is dependent upon our ability to raise a sizable amount of additional capital from equity and/or debt financing and/or achieve profitable operations.

Purchase of Significant Equipment

     Over the next twelve months, we intend to acquire mining and exploration equipment to be used in the exploration and development of gold properties and/or other mineral prospects in Heilongjiang Province in northeastern China and our gemstone properties in northern Madagascar. We have not yet established a budget and we have no available funding for these proposed equipment purchases as of the date of this report.

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

         Item 2.  Changes in Securities.

     (a) No instruments defining the rights of stockholders of Savoy Resources' common stock have been modified.

     (b) No rights evidenced by Savoy Resources' common stock have been limited or qualified by the issuance or modification of any other class of securities.

     (c) On January 19, 2004, we completed the acquisition of 97% of the issued and outstanding shares of Siranna pursuant to the Share Purchase Agreement dated December 23, 2003, between Savoy Resources and Mr. Geoffrey Armstrong. Under the terms of the Share Purchase Agreement, we issued 7,500,000 shares of our common stock to Mr. Armstrong in the exchange. This share amount is prior to the three-for-one forward stock split effective on March 26, 2004. Giving effect to the stock split, Mr. Armstrong's share position is 22,500,000 shares, representing approximately 34% of the issued and outstanding shares of our common stock as of the date of this report. Siranna owns two gemstone exploration properties in northern Madagascar, together with full resource exploitation and gemstone exportation permits.

     (d) Under Rule 463, d. 3., of the Securities Act of 1933, we are not required to report any information pursuant to this item.

     (e) There were no repurchases of common stock made by or on behalf of Savoy Resources or any "affiliated purchaser," as defined in Rule 10b-18(a)(3), during the quarter ended June 30, 2004, covered by this report.

     Item 3. Defaults Upon Senior Securities.

     Savoy Resources' indebtedness as of the date of this report consists of approximately $111,000 in accounts payable and accrued liabilities and approximately $40,000 owed to former and current executive officers and/or directors for cash advances to the company.

     Item 4. Submission of Matters to a Vote of Security Holders.

         During the quarter covered by this report, no matters requiring a vote were submitted to security holders by means of the solicitation of proxies or otherwise.

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

     Item 6. Exhibits and Reports on Form 8-K.

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

   Item
   Number                       Description
--------- -------------------------------------------------------------------

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

     10.4 Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Weiguo Lang of Tianjin Chinaquantum Investment and Trade Co. Ltd. (Incorporated in this report by reference to Exhibit 10.4 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

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

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

     (b) Reports on Form 8-K.

     The reports on Form 8-K or 8-K/A described below were filed during the quarter ended June 30, 2004, covered by this report. No financial statements were filed as a part of any of these reports.

Date of Report on Form 8-K or 8-K/A                     Items Reported
-----------------------------------                     --------------

1.  Form 8-K filed on April 30, 2004                    Item 5
2.  Form 8-K filed on May 18, 2004                      Items 4 and 7
3.  Form 8-K filed June 4, 2004                         Item 5
4.  Form 8-K filed June 9, 2004                         Item 5

                                   SIGNATURES

     The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended June 30, 2004, have been included.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SAVOY RESOURCES CORP.



Date:  August 16, 2004                     By:  /s/ Robert Slavik
                                               ---------------------------
                                                Robert Slavik, President