Form 10QSB
period 2004-09-30
SAVOY RESOURCES CORP
filed 2004-11-16
CIK 1113190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004


     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


          For the transition period from _____________ to _____________


                        Commission file number 000-032103


                              Savoy Resources Corp.
          -------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                       84-1522003
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                 18826 Pagentry Place, Monument, Colorado 80132
                 ----------------------------------------------
                    (Address of principal executive offices)


                                  800-507-2869
                            -------------------------
                           (Issuer's telephone number)


              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 71,170,000 shares of common stock, $0.001 par value per share, issued and outstanding as of November 1, 2004.

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


                               SEPTEMBER 30, 2004













CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                              SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an exploration stage company)

                           CONSOLIDATED BALANCE SHEETS


                                                                      September 30,   December 31,
                                                                          2004           2003
--------------------------------------------------------------------------------------------------
                                                                      (unaudited)       (Note 1)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                $     7,531    $         1
   Advances receivable                                                      52,644             --
   Inventory (Note 4)                                                        8,782             --
-------------------------------------------------------------------------------------------------

                                                                            68,957             --
INTEREST IN CHINESE JV (Note 7)                                              6,599             --
INTEREST IN HEILONGJIANG JV (Note 6)                                       300,000             --
FIXED ASSETS                                                                 8,266             --
MINERAL PROPERTIES (Note 4)                                                      1             --
-------------------------------------------------------------------------------------------------

                                                                       $   383,823    $         1

=================================================================================================


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                            $   121,831    $        --
   Due to related parties (Note 5)                                          60,675             --
-------------------------------------------------------------------------------------------------

                                                                           182,506             --
-------------------------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
   Capital stock (Note 8)
      Common stock $0.001 par value; 100,000,000 shares authorized,
      70,170,000 issued and outstanding (2003: 14,270,000)                  70,170            360
      Preferred stock $0.01 par value; 10,000,000 shares authorized,
      NIL shares issued and outstanding (2003: 200,000)                         --             --
   Additional paid-in capital                                            1,368,100             --
   Common stock purchase warrants (Note 8)                                  30,000             --
   Share subscriptions received (Note 8)                                    90,181             --
   Deficit accumulated during the exploration stage                     (1,357,134)          (359)
-------------------------------------------------------------------------------------------------

                                                                           201,317              1
-------------------------------------------------------------------------------------------------

                                                                       $   383,823    $         1
=================================================================================================





 The accompanying notes are an integral part of these interim consolidated financial statements


                              SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an exploration stage company)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                                           September 24,
                                                                                                                2002
                                                 For the three months ended   For the nine months ended    inception) to
                                                         September 30,               September 30,         September 30,
                                                     2004             2003       2004             2003         2004
------------------------------------------------------------------------------------------------------------------------
                                                                   (Note 1)                     (Note 1)     (Note 1)

EXPENSES
   Advertising, marketing and promotion          $     12,201    $       --   $    171,567    $       --   $    171,567
   Consulting and management                           32,289            --        289,184            --        289,184
   Consulting - stock based compensation               50,500            --         50,500            --         50,500
   Exploration, development and field expenses         (5,546)           --         98,708            --         98,708
   General and administrative                          32,087            --        109,236            --        109,595
   Professional fees                                  182,996            --        312,827            --        312,827
   Transfer agent and filing fees                       7,567            --         22,181            --         22,181
   Travel                                              44,047            --        223,065            --        223,065
-----------------------------------------------------------------------------------------------------------------------

LOSS BEFORE THE FOLLOWING                            (356,141)           --     (1,277,268)           --     (1,277,627)

   Equity loss in Chinese Joint Venture               (39,159)           --        (39,159)           --        (39,159)
-----------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                          $   (395,300)   $       --   $ (1,316,786)   $       --     (1,316,427)
=======================================================================================================================




BASIC NET LOSS PER SHARE                         $      (0.01)   $    (0.00)  $      (0.03)   $    (0.00)
                                                 ========================================================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              65,808,587    22,500,000     42,946,533    22,500,000
                                                 =======================================================







 The accompanying notes are an integral part of these interim consolidated financial statements


                              SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an exploration stage company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                 September 24, 2002
                                                                      For the nine months ended      (inception)
                                                                     September 30,  September 30,  to September 30,
                                                                          2004           2003            2004
 ------------------------------------------------------------------------------------------------------------------
                                                                                        (Note 1)       (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                            $(1,316,427)   $        --      $(1,316,786)
   Adjustments to reconcile net loss to net cash used in operating activities
    - amortization                                                         1,240             --            1,240
    - inventory                                                           (8,782)        (8,782)
    - equity in loss of Chinese Joint Venture                             39,159             --           39,159
    - non-cash professional fees                                         160,000             --          160,000
   Changes in non-cash working capital items:
    - prepaids                                                           (52,644)            --          (52,644)
    - stock based compensation                                            50,500         50,500
    - accounts payable and accrued liabilities                           118,724             --          118,724
-----------------------------------------------------------------------------------------------------------------

              NET CASH FLOWS USED IN OPERATING ACTIVITIES             (1,008,230)            --       (1,008,589)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash acquired on reverse acquisition of Savoy                              169             --              169
  Advances to Chinese Joint Venture                                      (45,758)            --          (45,758)
  Interest in Heilongjiang Joint Venture                                (300,000)      (300,000)
  Mineral properties                                                          --             --               (1)
  Purchase of fixed assets                                                (9,506)            --           (9,506)
----------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                             (355,095)            --         (355,096)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common shares issued for cash and subscriptions                      1,310,181             --        1,310,541
  Related party advances                                                  60,675             --           60,675
----------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                               1,370,856             --        1,371,216
----------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                           7,531             --            7,531

CASH, BEGINNING OF PERIOD                                                     --             --               --
----------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                  $     7,531    $        --      $     7,531
================================================================================================================


OTHER SIGNIFICANT NON-CASH TRANSACTIONS:
         Refer to Notes 3 and 8.






 The accompanying notes are an integral part of these interim consolidated financial statements

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)





NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

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

As a result of this transaction, the former holders of 97% of the issued and outstanding shares of common stock of Siranna owned approximately 60% of the shares of common stock of Savoy, representing 22,500,000 of the 37,770,000 total issued and outstanding shares of Savoy's common stock as at the date of the completion of the transaction.

This acquisition has been accounted for as a reverse acquisition with Siranna being treated as the accounting parent and Savoy, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of Siranna for the period from its inception on September 24, 2002 and those of Savoy since the date of the reverse acquisition. The comparative balance sheet and statements of operations and cash flows are those of Siranna which had no operations for the period ended September 30, 2003.

Effective March 23, 2004 the Company changed its name from Savoy Capital Investments, Inc. to Savoy Resources Corp.

Siranna owns two gemstone mining exploration properties totaling 12.5 square kilometers. The properties are located in northern Madagascar near the provincial capital, Diego Suarez. The acquisition includes full mining exploitation and gemstone exportation permits and allows Savoy to conduct a precious gemstone mining and marketing business.

Savoy is a precious metals and mineral exploration and development company. The Company entered into an agreement in May 2004 to acquire a joint venture interest in a joint venture with the First Institute of Geology and Exploration of Heilongjiang Province, China. Refer to Note 6.

The Company is in the exploration stage of its mineral property exploration and development. To date, the Company has not generated any revenues from operations and significant future operating losses are anticipated. The Company's continuance of operations and movement into an operating basis are contingent on raising additional capital to finance further exploration and development work, and on the future development of its mineral properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates funding its operations for the next twelve months, as required, through equity financings and related party advances.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should also be read in conjunction with Savoy's Form 8-K/A dated March 20, 2004 filed with the Securities and Exchange Commission and Savoy's pro-forma consolidated statement of stockholders' equity as at September 30, 2003 and Siranna's audited financial statements as at December 31, 2003 and 2002 contained therein.

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

Basis of presentation
The financial statements have been prepared on a consolidated basis and include the accounts of the Company, its 97% owned subsidiary, Siranna, and the Company's proportion of the assets, liabilities and results of operations for its interests in joint ventures. All significant inter-company transactions and balances have been eliminated.

Mineral property costs
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at September 30, 2004, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

Inventory
Inventory consists of gems and is carried at the lower of cost and net realizable value.

Interests in Joint Ventures
The Company accounts for interests in joint ventures, over which the Company has the ability to exercise significant influence, using the equity method of accounting. Under this method, the Company records its portion of the results of operations of the joint venture. Management reviews the carrying values of its interest in joint ventures to determine if the carrying values are impaired. Declines in value that are other than temporary are recognized by writing down the investment to its estimated recoverable amount.

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
________________________________________________________________________________

entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2003. No pro-forma disclosures have been provided as the fair value of the options granted during the period was determined to be $NIL as described in Note 6.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and comply with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)




NOTE 3 - ACQUISITION OF SOCIETE SIRANNA S.A.R.L. (cont'd)
________________________________________________________________________________

 As a result of this transaction, the former holders of 97% of the issued and outstanding shares of common stock of Siranna owned approximately 60% of the shares of common stock of Savoy, representing 22,500,000 of the 37,770,000 total issued and outstanding shares of Savoy's common stock as at the date of the completion of the transaction.

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

The book value of Savoy's capital stock subsequent to the reverse acquisition is calculated and allocated as follows:

   Siranna capital stock                                           $      360
   Savoy net assets (liabilities)                                      (2,938)
                                                                  -------------

                                                                       (2,578)
   Excess charged to deficit on reverse acquisition                    40,348
                                                                  -------------

   Consolidated capital accounts post reverse acquisition         $    37,770
                                                                  =============

   Allocated as follows:
            Capital stock                                         $    37,770
            Preferred stock                                                 -
            Additional paid-in capital                                      -
                                                                  -------------

        Consolidated capital accounts post reverse acquisition    $    37,770
                                                                  =============


These consolidated financial statements include the results of operations of Siranna since September 24, 2002 (inception) and the results of operations of Savoy since the date of the reverse acquisition effective January 19, 2004. Savoy had no material operations for the period from January 1, 2004 to January 19, 2004.

The weighted average number of shares outstanding, for the period from September 24, 2002 (inception) to January 19, 2004, is deemed to be 22,500,000, being the number of shares issued by Savoy to effect the reverse acquisition of Siranna.


NOTE 4 - MINERAL PROPERTIES
________________________________________________________________________________

The Company holds a 97% interest in an operating permit to two gemstone mining exploration and development properties, which are located in the province of Antsiranana, Republic of Madagascar. The two gemstone mining exploration and development properties were prospected, staked and registered with the Madagascar Ministry of Energy and Mines, on behalf of Siranna, by Siranna's resident geologist on February 27, 2003 and were contributed to Siranna for nominal consideration of $1. Savoy intends to develop a precious gemstone exploration and marketing business based on Siranna's possession of full mining exploitation and gemstone exportation permits. During the period the Company purchased $8,782 of initial inventory, which will be used to establish this business.


NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the period ended March 31, 2004 the Company entered into one-year service agreements with a director of the Company, Floyd Wandler, and with a director of Siranna, Geoffrey Armstrong. The director of the Company has resigned and been replaced with another party, Robert Slavik, with whom the Company also has a one-year agreement. The Company has incurred a total of $56,000 to these directors under these agreements.

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)




NOTE 5 - RELATED PARTY TRANSACTIONS (cont'd)
________________________________________________________________________________

At September 30, 2004, the Company was indebted in the amount of $34,998 to a former director, Floyd Wandler, for fees and expenses claimed incurred on behalf of the Company. In addition, the Company has advanced $52,644 to directors and consultants for future expenses.


NOTE 6 - INTEREST IN HEILONGJIANG JOINT VENTURE
________________________________________________________________________________

During March 2004, as finalized May 20, 2004, the Company entered into an agreement with the First Institute of Geology Exploration of Heilongjiang Province, China (the "First Institute"), to form a "joint venture enterprise" (the "HJV") in accordance with the Law of the People's Republic of China on Chinese-Foreign Cooperative Joint Ventures. The HJV will be formed for the purpose of conducting gold and other mineral exploration, evaluation and development in Heilongjiang Province and other areas of mutual interest in China. The formation of the HJV is subject to the approval of the government of China and the issuance of a business license. Upon completion, the HJV will have total registered capital contributed of approximately $5,000,000, of which $1,500,000 will be contributed by the First Institute in the form of exploration licenses and $3,500,000 will be cash contributions by the Company. The Company will be required to contribute $1,000,000 within 90 days, $500,000 within 12 months, and the final $2,000,000 within 24 months of the approved formation of the HJV. Upon completion of the required capital contributions, the Company will have a 70% interest in the joint venture.

On August 24, 2004, the Company made a first installment of Savoy's contribution towards the HJV totaling $300,000 to the First Institute of Geology Exploration of Heilongjiang Province, China. A private placement of $600,000 was announced on November 12, 2004, of which $370,000 will be contributed towards the joint venture.


NOTE 7 - INTEREST IN CHINESE JOINT VENTURE
________________________________________________________________________________

Effective January 22, 2004, the Company entered into a joint venture under the laws of British Columbia ("CJV") for the purpose of recognizing, acquiring and exploring prospective resource opportunities in China. Participation in the CJV will be 50% by the Company and 50% by its joint venture partners, subject to adjustments for any future disproportionate funding. The decisions of the CJV will be by majority based on each partners' participation interest. The Company has contributed $45,759 representing a 50% interest, and, as a result, the Company has accounted for its investment using the equity method. As at September 30, 2004, 100% of the CJV's assts, liabilities and operations are as follows:



                CJV assets                         $    13,198
                                                   ===========

                CJV liabilities                    $         -
                                                   ===========

                CJV loss for the period            $    78,318
                                                   ===========

SAVOY RESOURCES CORP.
________________________________________________________________________________
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)




NOTE 8 - CAPITAL STOCK
________________________________________________________________________________

The Company is authorized to issue up to 100,000,000 common shares with a par value of $0.001 per share and 10,000,000 preferred shares with a par value of $0.01.

For the period ended September 30, 2004, changes in Savoy's share capital and deficit were as follows:


                                                                                         Additional
                                                 Common Stock         Preferred Stock      Paid-in
                                             Number        Amount   Number     Received    Capital
                                             -------------------------------------------------------

Balance, December 31, 2003, as previously
reported by Savoy                            14,271,000   $14,271    200,000     $2,000    $ 18,929
Issued for services                             999,000       999          -          -       8,991
Return and cancellation of preferred shares           -         -  (200,000)    (2,000)       2,000
Savoy net loss for the period from January 1
to 18, 2004                                           -         -          -          -           -
                                             ----------- --------- ---------- ----------------------
                                             15,270,000    15,270          -          -      29,920
Issued to effect reverse acquisition         22,500,000    22,500          -          -    (22,500)
Fair value of stock options granted in
connection with reverse acquisition                   -         -          -          -           -
Assumption of Siranna's equity accounts             200       360          -          -           -
Reverse acquisition recapitalization
adjustment                                        (200)     (360)          -          -     (7,420)
                                             ----------- --------- ---------- ----------------------
Balance, January 19, 2004                    37,770,000    37,770          -          -           -
Issued for cash on exercise of stock options 27,600,000    27,600          -          -     892,400
Issued for services on exercise of stock
options                                         300,000       300          -          -       9,700
Issued for services                             750,000       750          -          -     149,250
Issued for cash on private placement          3,750,000     3,750          -          -     266,250
Subscriptions received                                -         -          -          -
Stock based compensation                              -         -          -          -      50,500
Net loss for the period                               -         -          -          -           -
                                             ----------- --------- ---------- ----------------------

Balance, September 30, 2004 (unaudited)      70,170,000   $70,170          -      $   -  $1,368,100
                                             =========== ========= ========== ======================


[Table Continued]

                                             Subscriptions
                                               Received   Warrants      Deficit        Total
                                             --------------------------------------------------

Balance, December 31, 2003, as previously
reported by Savoy                               $    -     $    -      $(38,138)     $ (2,938)
Issued for services                                  -          -              -        9,990
Return and cancellation of preferred shares          -          -              -            -
Savoy net loss for the period from January
to 18, 2004                                          -          -        (9,990)       (9,990)
                                             --------------------- -------------- -------------
                                                                -       (48,128)       (2,938)
Issued to effect reverse acquisition                 -          -              -            -
Fair value of stock options granted in
connection with reverse acquisition                  -          -              -            -
Assumption of Siranna's equity accounts              -          -          (359)            1
Reverse acquisition recapitalization
adjustment                                           -          -          7,780            -
                                             --------------------- -------------- -------------
Balance, January 19, 2004                            -          -       (40,707)       (2,937)
Issued for cash on exercise of stock option          -          -              -       920,000
Issued for services on exercise of stock
options                                              -          -              -        10,000
Issued for services                                  -          -              -       150,000
Issued for cash on private placement                 -     30,000              -       300,000
Subscriptions received                          90,181          -              -        90,181
Stock based compensation                             -          -              -        50,500
Net loss for the period                              -                (1,316,427)   (1,316,427)
                                             --------------------- -------------- -------------

Balance, September 30, 2004 (unaudited)       $ 90,181   $ 30,000  $  (1,357,134) $   (201,317)
                                             ===================== ============== =============


During the year ended December 31, 2002, Siranna received proceeds of $360 on the issuance of 200 shares at a price of $1.80 per share.

Effective March 23, 2004, the Company completed a 3 for 1 forward stock split increasing the number of shares of common stock then outstanding from 16,890,000 to 50,670,000. All references to shares of common stock issued and outstanding in these consolidated financial statements have been amended as required to reflect this forward stock split.

During the period ended March 31, 2004, the outstanding preferred shares were returned to the Company for cancellation at no cost to the Company.

Prior to the reverse acquisition, Savoy issued 999,000 shares of common stock for services with a fair value of $9,990.

SAVOY RESOURCES CORP.
________________________________________________________________________________
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)





NOTE 8 - CAPITAL STOCK (cont.)
________________________________________________________________________________

The Company issued 22,500,000 shares of common stock to effect the reverse acquisition as described in Note 3.

Subsequent to the reverse acquisition and during the quarter ended March 31, 2004, the Company issued 18,000,000 shares of common stock on the exercise of stock options at $0.033 per share for total proceeds of $600,000. During the quarter ended September 30, 2004, the Company issued a further 9,900,000 shares of common stock on the exercise of stock options for a consideration of $330,000, and during the quarter ended September 30, 2004 750,000 shares were issued for services valued at $150,000.

The Company completed a private placement on July 27, 2004 as amended August 16, 2004. The private placement is comprised of 3,750,000 units with each unit consisting of one share of common stock at a price of $0.08 per share and one warrant at a price of $0.20 for a period of two years. Management has estimated that the fair value of all the share purchase warrants associated with the private placement is $30,000.

The Company announced a private placement on October 19, 2004. The private placement is comprised of 1,000,000 units with each unit consisting of one share of common stock at a price of $0.10 per share and one half warrant. Each full warrant are exercisable to purchase one share of common stock at a price of $0.20 for a period of two years. At September $90,181 had been received towards this private placement.

Share Purchase Warrants
The Company's share purchase warrant activity is as follows:

                                                               Weighted Average
                                  Number of  Weighted Average     Remaining
                                  warrants    Exercise Price   Contractual Life
                                 -----------------------------------------------

     Balance, December 31, 2003          -        $    -
       Issued during the period   3,750,000        0.20.         2 years
    Exercised during the period           -            -
      Expired during the period           -            -
                                 -----------------------------------------------

    Balance, September 30, 2004   3,750,000        $0.20        1.88 years
                                 ===============================================

Stock Options

On January 2, 2004, the Board of Directors of the Company approved the adoption of a new stock option plan (the "Plan") allowing for the granting of up to 27,900,000 options to directors, officers, employees and consultants of the Company and its subsidiary. Options granted under the Plan were at prices and for terms as determined by the Board of Directors, with terms not to exceed 10 years. The Plan further provides that the Board of Directors may grant to any key personnel of the Company who are eligible to receive options, one or more incentive stock options at a price not less than fair market value and for a period not to exceed 10 years from the date of grant. Options and incentive stock options granted under the Plan may have vesting requirements as determined by the Board of Directors.

In connection with the reverse acquisition as described in Note 3, the Company granted 27,900,000 stock options at $0.033 per share to previous holders of stock options in Siranna to replace options previously granted by Siranna. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the stock options granted in connection with a business combination is included in the determination of the purchase price. The fair value of these options at the date of grant of $NIL was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 2% and an expected volatility of 0%. This volatility was determined on the basis that the options were granted concurrent with the completion of the reverse acquisition and as such no relevant historic market volatility had yet been established in the trading of shares of the Company's common stock.

SAVOY RESOURCES CORP.
________________________________________________________________________________
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)




NOTE 8 - CAPITAL STOCK (cont.)
________________________________________________________________________________

On August 1 2004, the Company granted 300,000 options pursuant to consulting agreements for which a consulting expense of $42,000 was recorded during the third quarter of 2004 representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 2 years, a risk-free interest rate of 3% and an expected volatility of 117%.

On September 1, 2004, the Company granted 100,000 options pursuant to consulting agreements for which a consulting expense of $8,500 was recorded during the third quarter of 2004 representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 1 to 1.92 years, a risk-free interest rate of 3% and an expected volatility of 145%.

The Company's stock option activity is as follows:
                                                                Weighted Average
                                  Number of   Weighted Average     Remaining
                                   options     Exercise Price   Contractual Life
                               -------------------------------------------------

   Balance, December 31, 2003            -           $    -.
    Granted during the period    28,300,000            0..04    2.88 years
  Forfeited during the period            -                 -
  Exercised during the period  (27,900,000)            0.033
                               -------------------------------------------------

  Balance, September 30, 2004      400,000         $    0.47    1.72 years
                               =================================================


NOTE 9 - COMMITMENTS
________________________________________________________________________________

At September 30, 2004 the Company is obligated to pay a total of approximately $192,500 over the next two years pursuant to various consulting agreements. As at September 30, 2004, $14,000 is owing under these contracts.

In order to fund the gold and mineral exploration and development operations in China the Company is required to contribute $3,500,000 to the HJV over a period of two years from the date that the government of China issues a business license to the venture as described in Note 6.


NOTE 10 - INCOME TAXES
________________________________________________________________________________

The Company has incurred operating losses from inception to September 30, 2004 that may be available to offset future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded as a fully deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.


NOTE 11 - SUBSEQUENT EVENTS
________________________________________________________________________________

On October 18, 2004, the Company closed a private placement totaling $100,000, pursuant to Regulation S of the Securities Act of 1933, as amended, comprising 1,000,000 units at $0.10 per unit for gross proceeds of $100,000. Each unit consists of one share of common stock and one warrant exercisable to purchase one-half share of common stock. Two warrants are exercisable at a price of $0.20 to purchase one share of common stock for a period of two years through October 17, 2006.

SAVOY RESOURCES CORP.
________________________________________________________________________________
(formerly Savoy Capital Investments, Inc.)
(an exploration stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)




NOTE 11 - SUBSEQUENT EVENTS - (cont'd)
________________________________________________________________________________

On November 12, 2004, the Company closed a private placement of 5,000,000 units at $0.12 per unit for gross proceeds of $600,000, pursuant to Section 4(2) of the Securities Act of 1933, as amended, and applicable securities laws and regulations of the State of New York. Each unit consists of one share of common stock, one series A warrant exercisable to purchase one share of common stock at an exercise price of $0.20 per share through November 11, 2007, and one series B warrant exercisable to purchase one-half share of common stock through November 11, 2008, of which two series B warrants are exercisable at an exercise price of $0.40 to purchase one share of common stock. The Company paid a finder's fee of 5 % ($30,000) of the total purchase price in connection with the sale of the units.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

     Until January 2004, when we acquired a 97% interest in Societe Siranna S.A.R.L., a private Madagascar company, which owns two gemstone exploration properties in northern Madagascar, together with full resource exploitation and gemstone exportation permits, we were engaged in the residential and commercial mortgage brokerage business. In January 2004, we entered into a joint venture with three reporting companies traded on the Canadian TSX Venture Exchange for the purpose of conducting gold and other mineral exploration and development in China. In March 2004 and finalized in May 2004, we entered into a joint venture agreement with the First Institute of Geology Exploration of Heilongjiang Province (the "First Institute"), China. As a result of the Madagascar acquisition and the aforementioned joint ventures, we continue to affect a transition to a gold, gemstone and other mineral exploration and development company. As of the date of this report, we are continuing to develop gold exploration operations in Heilongjiang province, China, with the First Institute and gemstone acquisition and marketing operations in Madagascar. To date, we have realized no revenues and significant operating losses from these activities. We expect to continue to realize significant operating losses in the future and our continued operation and our prospects of advancing from the development to the operational stage are dependent upon our ability to raise sufficient capital to pay our administrative and operating expenses and fund further exploration and development work. These factors raise substantial doubt about our ability to continue as a going concern.

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

Plan of Operation

     Madagascar. We expect to realize initial revenues, commencing in 2005, from our Madagascar gemstone exploration and marketing operations. We have committed a first-round budget of $250,000 to establish gemstone production in Madagascar and to develop the first phase of our marketing program. However, to date, we have allocated only minimum funding for operations in Madagascar and, as a result, the first phase of our marketing program remains in the development stage. We do not expect our production activities in Madagascar to involve any actual mining activities for the foreseeable future. This is because our operations are in the development stage and the cost of purchasing good to high quality gemstones directly from individual miners in Madagascar is comparable to the cost of exploring for and mining them. Therefore, we will initially focus our efforts on purchasing, marketing and exporting gemstones and, specifically, sapphires. Our permits, which we obtained in conjunction with the purchase of two gemstone properties in Madagascar, permit us to purchase from the native Madagascar (Malagasy) miners and sell and export gemstones and other minerals in addition to conducting exploration activities of our own. Our sapphire exploration, acquisition and marketing program presently involves the purchase of rough stones in the capital city of Antananarivo and the northern port city of Diego Suarez and outlying areas in the mining districts for marketing and export directly to factories in Thailand, China and Hong Kong. We expect to realize a profit on the sale of rough sapphires in a range of approximately 20% to 50%. We intend to expand our sapphire exploration, acquisition and marketing program to include emeralds, rubies and semi-precious stones. Mr. Jean Bruno Besy Andriamanolo, who is a geologist and a Malagasy citizen, manages our Madagascar operations on a consulting basis. While we intend to retain additional management and operations personnel as employees or consultants at some time in the future, we have no immediate plans to do so.

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

We have been successful in establishing an office in Diego Suarez, but we have made no progress or limited progress toward the achievement of the other above-listed objectives. Although we expect to start receiving minimal revenue from our gemstone acquisition and marketing operations in Madagascar in 2005, we do not know when the Madagascar operations will be profitable. We initially anticipated that our Madagascar operations would be commercially viable such that we would commence receiving revenue in the third quarter of 2004. The delay is the result of the necessity to raise capital to fund our budget for operations in Madagascar; to develop adequate security measures to protect shipments; and to work with the Madagascar authorities to develop an efficient export procedure.

     China. In March 2004 and finalized May 2004, Savoy entered into a long-term joint venture agreement with the First Institute of Heilongjiang Province, China, for the purpose of conducting gold and other mineral exploration, evaluation and mining in Heilongjiang Province and other areas of mutual interest in China. Before the joint venture can be organized, the government of China is required to approve the agreement and issue a business license to the joint venture. We have made a first payment of $300,000 to the First Institute toward our interest in the Heilongjiang joint venture and we expect to receive our full operating license in the near future. We are presently seeking to raise additional funds in order to meet the schedule for our required capital contributions to the joint venture totaling $3,500,000 over the two-year period following the date of the joint venture's organization.

     We are continuing to review the Shandong joint venture announced in the news release of June 8, 2004.

Cash Requirements

     We have made an initial payment of $300,000 to the First Institute, toward our interest in the Heilongjiang joint venture. These funds are on deposit in a bank account in Beijing, China, and are earmarked specifically to advance the joint venture with the First Institute of Heilongjiang Province. Limited cash is available for general operating expenses and we are approximately $182,000 in debt. However, we expect to reduce our debt to approximately $15,000 as a result of our successful completion on November 12, 2004, of a private placement of securities from which we received net proceeds of $570,000. We anticipate that we will need to raise at least $250,000 in capital in order to continue in operation through December 31, 2004. In addition, over the twelve-month period ending December 31, 2005, we anticipate that we will need to raise between approximately $3,600,000 and approximately $4,600,000 in order to fund our gold and mineral exploration and development operations in China and to meet our existing operating requirements. Included in the aforementioned cash requirements is our required contribution of $3,500,000 to the joint venture under the terms of the agreement with the First Institute over a period of two years from the date that the government of China issues a business license to the venture. The schedule of capital contributions is as follows:

          o $1,000,000 within the first three months (inclusive of the initial payment of $300,000 and an additional $370,000 payment anticipated to be made from the proceeds received from the above-described private securities placement);

          o $500,000 during the period from the beginning of the fourth month through the end of the twelfth month; and

          o $2,000,000 during the period from the beginning of the thirteenth month through the end of the twenty-fourth month.

     We have received a verbal extension through November 30, 2004 to make the initial cash contribution. Because of the uncertainty in our business plan, we are unable to calculate with certainty the cost of our plan of operations over the next twelve months.

Capital Resources

     We presently have limited capital resources. Since January 2004, we have been funded with $905,000 received from the exercise of stock options to purchase a total of 27,800,000 post-split shares of common stock; approximately $40,000 in advances from former and current executive officers and/or directors who themselves have also received cash advances of $52,644; and an aggregate of $970,000 in net proceeds realized from three private securities placements. Although we have received funding totaling approximately $1,915,000 to date, we presently have inadequate funding with which to fully finance our China and Madagascar operations and pay our operating expenses and it will be necessary to raise additional funds in the next twelve months. Management believes that any additional funds raised would be raised through the sale of our equity securities and/or debt financing and/or additional cash advances from our executive officers and directors. We are currently exploring all available such financing alternatives, including, but not limited to, private and public securities offerings. We received net proceeds of $300,000, $100,000 and $570,000 from three private placements of securities consummated in August, October and November 2004, respectively. We are seeking additional funding but, other than the funding already noted, there are, at present, no arrangements or commitments with respect to additional funding and we may not be able to obtain such additional funding on acceptable terms, if at all. Even if we succeed in obtaining the funding necessary to capitalize the proposed joint venture with the First Institute in China and establish commercial gemstone acquisition and marketing operations in Madagascar, this will not ensure that operations will be profitable. Further, the full implementation of our business plan over the long term is dependent upon our ability to raise a sizable amount of additional capital from equity and/or debt financing and/or achieve profitable operations.


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

     (c) On January 19, 2004, we completed the acquisition of 97% of the issued and outstanding shares of Siranna pursuant to the Share Purchase Agreement dated December 23, 2003, between Savoy Resources and Mr. Geoffrey Armstrong. Under the terms of the Share Purchase Agreement, we issued 7,500,000 shares of our common stock to Mr. Armstrong in the exchange. This share amount is prior to the three-for-one forward stock split effective on March 26, 2004. Giving effect to the stock split, Mr. Armstrong's share position was 22,500,000 shares, representing approximately 34% of the issued and outstanding shares of our common stock as of that date. Subsequently, on October 18, 2004, Mr. Armstrong sold 21,000,000 of his 22,500,000 shares of common stock to Mr. Robert Slavik, President, Chief Executive Officer and a director of Savoy. The 21,000,0000 shares of Savoy common stock purchased by Mr. Slavik constitute 36% of Savoy's issued and outstanding shares of common stock as of the date of this report. This private sale of shares resulted in a change of control of Savoy. Siranna owns two gemstone exploration properties in northern Madagascar, together with full resource exploitation and gemstone exportation permits.

     (d) Effective March 23, 2004, the Company completed a 3 for 1 forward stock split increasing the number of shares of common stock then outstanding from 16,890,000 to 50,670,000. All references to shares of common stock issued and outstanding, unless otherwise stated, have been amended as required to reflect this forward stock split.

     Set forth below is information regarding unregistered securities that we have sold since the close of the quarter ended on June 30, 2004. On August 16, 2004, we sold to KLM Consulting, for gross proceeds of $300,000 ($0.08 per unit), 3,750,000 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one share of common stock at a price of $0.20 for a period of two years through August 15, 2006. Additionally, on October 18, 2004,we sold to Mr. Stephen Scott 1,000,000 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one-half share of common stock at $0.10 per unit, for gross proceeds of $100,000. Each two warrants are exercisable at a price of $0.20 to purchase one share of common stock for a period of two years through October 17, 2006. The sales of the units in the foregoing transactions were exempt from registration under the Securities Act of 1933 in reliance upon Regulations S under the Securities Act of 1933 as transactions by an issuer not involving any public offering. In each transaction, the recipient of the shares is not, and at the time of the acquisition of the units was not, a "U.S. person," as defined in Regulation S under the Securities Act of 1933 and is not, and at the time of the acquisition of the units was not, acquiring the units for the benefit of a "U.S. person."

The recipient of the shares in each transaction is the sole beneficial owner of the units issued to it or him, and the recipient has not pre-arranged any sale with any purchaser or purchasers in the United States. In each transaction, the recipient was outside the United States at the time of the purchase of the units. Each person represented its or his intention not to offer for sale, sell or otherwise transfer the shares unless in accordance with the provisions of Regulation S under the Securities Act of 1933, pursuant to registration under the Securities Act of 1933 or pursuant to an available exemption from registration under the Securities Act of 1933, and appropriate legends were affixed to the stock certificates issued in the transactions. The recipients had an opportunity to ask questions about us and had adequate access to information about us. No sales of shares of common stock involved the use of an underwriter and no commissions were paid in connection with the issuance or sale of any shares.

     On November 12, 2004, we sold 5,000,000 units to EIB Capital Corp., a New York corporation, at a purchase price of $0.12 per unit for proceeds of $570,000 net of a finder's fee of $30,000. Each unit consists of one share of common stock, one series A warrant exercisable to purchase one share of common stock at an exercise price of $0.20 per share for a period of three years through November 11, 2007, and one series B warrant exercisable to purchase one-half share of common stock for a period of four years through November 11, 2008, of which two series B warrants are exercisable at an exercise price of $0.40 to purchase one share of common stock. The sale of the shares was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering. The recipient of the shares represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the shares, and an appropriate legend was affixed to the stock certificate issued in the transaction. The recipient had an opportunity to ask questions about Savoy and had adequate access to information about Savoy.

     (d) Under Rule 463, d. 3., of the Securities Act of 1933, we are not required to report any information pursuant to this item.

     (e) There were no repurchases of common stock made by or on behalf of Savoy Resources or any "affiliated purchaser," as defined in Rule 10b-18(a)(3), during the quarter ended June 30, 2004, covered by this report.

Item 3. Defaults Upon Senior Securities.

     Savoy Resources' indebtedness as of the date of this report consists of approximately $182,000 in accounts payable and accrued liabilities.

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

 Item
 Number                         Description
--------  -------------------------------------------------------------------
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

   10.13 Subscription Agreement between Savoy Resources Corp. and KLM Consulting dated August 16, 2004, with regard to the issuance of 3,750,000 units, each unit consisting of 3,750,000 shares of common stock and one warrant exercisable to purchase one share of common stock at a price of $0.20 for a period of two years through August 15, 2006, for $300,000 in cash.

   10.14 Stock Purchase Warrant, Number W-1, granted to KLM Consulting, dated August 16, 2004, exercisable to purchase one warrant exercisable to purchase 3,750,000 shares of common stock at a price of $0.20 for a period of two years through August 15, 2006.

   10.15 Subscription Agreement between Savoy Resources Corp. and Mr. Stephen Scott dated October 18, 2004, with regard to the issuance of 1,000,000 units, each unit consisting of 1,000,000 shares of common stock and one warrant exercisable to purchase one-half share of common stock at a price of $0.20 for a period of two years through October 17, 2006, for $100,000 in cash.

   10.16 Stock Purchase Warrant, Number W-2, granted to Mr. Stephen Scott, dated October 18, 2004, exercisable to purchase 500,000 shares of common stock at a price of $0.20 for a period of two years through October 17, 2006.

   10.17 Subscription Agreement between Savoy Resources Corp. and EIB Capital Corp. dated November 12, 2004, with regard to the issuance of 5,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at an exercise price of $0.20 per share for a period of three years through November 11, 2007, and one series B warrant exercisable to purchase one-half share of common stock for a period of four years through November 11, 2008, of which two series B warrants are exercisable at an exercise price of $0.40 to purchase one share of common stock.

   10.18 Series A Stock Purchase Warrant, Number W-3, granted to EIB Capital Corp., dated November 12, 2004, exercisable to purchase 5,000,000 shares of common stock at an exercise price of $0.20 per share for a period of three years through November 11, 2007.

   10.19 Series B Stock Purchase Warrant, Number W-4, granted to EIB Capital Corp., dated November 12, 2004, exercisable to purchase 2,500,000 shares of common stock at a price of $0.40 for a period of four years through November 11, 2008.

   31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

   32.1   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

     (b)  Reports on Form 8-K.

     The reports on Form 8-K or 8-K/A described below were filed during the quarter ended September 30, 2004, covered by this report. No financial statements were filed as a part of any of these reports.

Date of Report on Form 8-K or 8-K/A                           Items Reported

1.  Form 8-K filed July 19, 2004                                   Item 5
2.  Form 8-K filed July 27, 2004                                   Item 5
3.  Form 8-K filed August 17, 2004                                 Item 5

                                   SIGNATURES

     The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended September 30, 2004, have been included.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SAVOY RESOURCES CORP.



Date:  November 15, 2004                     By: /s/  Robert Slavik
                                                 ------------------------
                                                 Robert Slavik, President