Form 10KSB
period 2004-12-31
SAVOY RESOURCES CORP
filed 2005-05-20
CIK 1113190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ______________________

                Commission file number 000-032103

                              Savoy Resources Corp.
                              ---------------------
                 (Name of small business issuer in its charter)

            Colorado                                            84-1522003
-----------------------------------                        --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    18826 Pagentry Place
                   Monument, Colorado                                 80132
     ----------------------------------------------                ------------
     (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  011-27-11-807-1446

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange on
      Title of each class                                    which registered

             None
          ----------                                           ----------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

State registrant's revenues for its most recent fiscal year.  $-0-
                                                              ----

Of the 64,003,333 shares of voting stock of the registrant issued and outstanding as of May 17, 2005, 32,920,083 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sale price at which the common stock was sold on May 17, 2005, is $4,478,515.


Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                              SAVOY RESOURCES CORP.

                                TABLE OF CONTENTS
                                -----------------

                                     Part I
                                                                            Page
                                                                            ----

Item 1.   Description of Business...........................................   4

Item 2.   Description of Property...........................................  13

Item 3.   Legal Proceedings.................................................  14

Item 4.   Submission of Matters to a Vote of Security Holders...............  14

                                 Part II

Item 5.   Market for Common Equity and Related Stockholder Matters..........  15

Item 6.   Management's Discussion and Analysis or Plan of Operation.........  20

Item 7.   Financial Statements..............................................  22

Item 8.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure..............................................  23

Item 8A.  Controls and Procedures...........................................  23

                                    Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.................  24

Item 10.  Executive Compensation............................................  29

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters.......................................  35

Item 12.  Certain Relationships and Related Transactions....................  38

Item 13.  Exhibits and Reports on Form 8-K..................................  40

Item 14.  Principal Accountant Fees and Services............................  45

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

     References in this report to "Savoy Resources," the "company," the "registrant," "we," "our" and "us" refer to Savoy Resources Corp. (formerly Savoy Capital Investments, Inc.), a Colorado corporation.


                                     PART I

Item 1.      Description of Business

(a)      Business Development

     Savoy Resources Corp. is a gold and mineral exploration, development and production company in the exploration and development stage. In May of 2004, we entered into a joint venture agreement with the First Institute of Geology Exploration of Heilongjiang Province, China, for the purpose of developing gold and other mineral exploration operations in Heilongjiang province in northeastern China. The joint venture was organized in July of 2004 with the formation of Helongjiang Savoy Minerals Co., Ltd., under the laws of China and the receipt of project approval, a business license and an exploration license from the appropriate Chinese governmental agencies. In April of 2005, we sold our 97% equity interest in Societe Siranna S.A.R.L., a gemstone acquisition and marketing operation in Madagascar, an island off the east coast of Africa, to Mr. Robert Slavik, a former officer and director of Savoy Resources who owns approximately 6% of our outstanding common stock. As of the date of this report, we have generated no revenue from operations. Our offices are located at 18826 Pagentry Place, Monument, Colorado 80132. Our telephone number is 011-27-11-807-1446 and our facsimile number is 011-27-11-807-1449. Our informational web site on the internet is located at www.savoyresources.com.

     We were organized under the laws the State of Colorado on March 6, 1997, under the name of "Savoy Capital Investments, Inc." On March 23, 2004, we changed our name to "Savoy Resources Corp." From October 28, 1998, until December of 2003, we pursued our business as an online residential and commercial mortgage brokerage business; which was ultimately unsuccessful. We raised funds from two small stock placements to fund our operations during this period. From June through August of 2000, we sold 257,000 shares of common stock to 45 persons for gross proceeds of $25,700 pursuant to the exemption from registration under Section

3(b) of the Securities Act of 1933 and Regulation A thereunder and the exemption under Section 11-51-308(1)(p) of the Colorado Securities Act. In January of 2000, we raised $5,000 from the sale of 200,000 shares of preferred stock to our then President and legal counsel in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933. The 200,000 then outstanding shares of preferred stock were canceled on March 31, 2004. The share amounts in this paragraph are prior to the forward stock split effective on March 26, 2004, and have not been restated to give effect to the stock split.

     On January 19, 2004, we completed the acquisition of 97% of the shares of Societe Siranna S.A.R.L., a private Madagascar company, pursuant to the Share Purchase Agreement dated December 23, 2003, between Savoy Resources and Mr. Geoffrey Armstrong. Siranna owned two gemstone exploration properties in northern Madagascar, together with full resource exploitation and gemstone exportation permits. Under the terms of the Share Purchase Agreement, we acquired 97% of the issued and outstanding shares of Siranna in exchange for 22,500,000 shares of our common stock, which were issued to Mr. Armstrong. As a result of this transaction, we underwent a change in control and Siranna became a 97%-owned subsidiary of Savoy Resources. With this acquisition, we took the first step in our transition from an online residential and commercial mortgage brokerage business to a gold and mineral exploration, development and production company developing gold and other mineral exploration operations in Heilongjiang Province, China, with our joint venture partners.

     In January of 2004, in conjunction with and as a condition precedent to the business combination with Siranna, we granted options exercisable to purchase a total of 27,900,000 shares of our common stock to six consultants to Savoy Resources and Siranna under the Savoy Capital Investments, Inc. Stock Option Plan. Since January of 2004, we have received consideration totaling $930,000, including $920,000 in cash and $10,000 of services, from the exercise of options to purchase all 27,900,000 shares. We registered all 27,900,000 shares of common stock underlying the options pursuant to a Registration Statement on Form S-8, File Number 333-112162, filed with the Securities and Exchange Commission on January 23, 2004.

     On January 19, 2004, our Board of Directors and, on March 23, 2004, our stockholders approved the change of our name from "Savoy Capital Investments, Inc." to "Savoy Resources Corp." and a three-for-one forward split of our outstanding shares of common stock, $0.001 par value per share. On March 23, 2004, we filed Articles of Amendment to our Articles of Incorporation with the Colorado Secretary of State to amend our Amended and Restated Articles of Incorporation in connection with the change of name and the three-for-one forward stock split. The name change and the forward stock split became effective at the opening of business on March 26, 2004, at which time our 17,090,000 then outstanding shares of common stock became 51,270,000 outstanding shares. Except as otherwise indicated, the information in this report gives retroactive effect to the name change and the forward stock split.

     The business combination with Siranna resulted in a change in the composition of our Board of Directors and our management. On January 2, 2004, Mr. Andrew N. Peterie, Sr., appointed Mr. Floyd Wandler as our sole director and as President and Chairman of the Board of Directors and resigned as the sole executive officer and director of the company. Mr. Peterie's resignation was not prompted by any disagreement with us on any matter relating to our operations, policies or practices. Mr. Wandler appointed Messrs. Clint B. Sharples and Philip J. Walsh as additional members of the Board of Directors of the company on February 3, 2004.

     Mr. Walsh resigned as a director of Savoy Resources on May 7, 2004. On July 15, 2004, Messrs. Wandler and Sharples resigned as executive officers and directors of Savoy Resources and elected Mr. Robert Slavik to be the President, the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and a director of Savoy Resources and Mr. Weiguo Lang to be the Chairman of the Board of Directors and a director of Savoy Resources. Messrs. Zhenglin "Charles" Ge and Daniel S. Mckinney were elected to serve as directors of Savoy Resources on August 17, 2004.

     From August 16, 2004, through the date of this report, we raised gross proceeds of $1,280,000 to fund our operations from the sale of units, including a total of 11,083,333 shares of common stock and warrants exercisable to purchase a total of 20,816,667 shares of common stock, in private placements to each of EIB Capital Corp., KLM Consulting, Mr. Jean Guy Lambert and Alpha Capital Aktiengeselschaft. Assuming the exercise of all of the warrants, we will receive an additional $5,750,667. We issued units to EIB Capital Corp. in reliance upon Section 4(2) of the Securities Act of 1933 that included 4,000,000 shares of common stock, series A warrants exercisable to purchase 5,600,000 shares of common stock, series B warrants exercisable to purchase 5,600,000 shares of common stock and series C warrants exercisable to purchase 1,200,000 shares. Five series A warrants are exercisable to purchase seven shares of common stock for $1.40 per share, five series B warrants are exercisable to purchase seven shares of common stock for $2.80 and ten series C warrants are exercisable to purchase one share of common stock for $0.20. We received consideration from EIB Capital consisting of $480,000 in cash, an undertaking of $700,000 to fund the second payment due under our China joint venture and a commitment for $200,000 in working capital. We relied upon the exemption from registration under Regulation S under the Securities Act of 1933 for the issuance of units to KLM Consulting for $300,000 in cash consisting of 3,750,000 shares of common stock and warrants exercisable to purchase 3,750,000 shares at $0.20 per share, for the issuance of units to Mr. Lambert for $300,000 in cash consisting of 2,000,000 shares of common stock and warrants exercisable to purchase a total of 4,000,000 shares at $0.30 or $0.45 per share and for the issuance of units to Alpha Capital for $200,000 in cash consisting of 1,333,333 shares of common stock and warrants exercisable to purchase a total of 666,667 shares, of which two warrants are exercisable to purchase one share of common stock at $0.35. These transactions with EIB Capital Corp., KLM Consulting, Mr. Lambert and Alpha Capital are described in detail elsewhere in this report under
Item 5. "Market for Common Equity and Related Stockholder Matters," (d) "Recent Sales of Unregistered Securities" and Item 12. "Certain Relationships and Related Transactions."

     On October 19, 2004, Mr. Armstrong transferred to Mr. Slavik 21,000,000 of the 22,500,000 shares of common stock he received as consideration for the sale to Savoy Resources of his 97% equity interest in Siranna. On February 1, 2005, Mr. William T. Warden was elected to serve as a member of our advisory board. On March 22, 2005, Mr. Slavik resigned from the offices of President and Chief Executive Officer of Savoy Resources; Mr. Arthur Johnson was elected to be Mr. Slavik's successor in these positions; and Mr. Michael G. Saner was elected to serve on our advisory board. Mr. Johnson manages our domestic and international operations;

supervises the administration of our gold and/or other resource projects in China; and assists us in evaluating potential expansion into other resource areas. On April 2, 2005, Mr. Lang resigned as the Chairman of the Board of Directors of Savoy Resources; Mr. William T. Warden was elected to succeed Mr. Lang as Chairman of the Board; and Mr. Johnson was elected to serve as a director of Savoy Resources.

     On April 23, 2005, we sold our 97% equity interest in Siranna to Mr. Slavik in consideration for his agreement to the cancellation and return to treasury of 19,000,000 of the 21,000,000 shares of common stock he received from Mr. Armstrong in October of 2004, Mr. Slavik's retention of 2,000,000 of said shares and our issuance to him of 2,000,000 additional shares of common stock. On May 10, 2005, Mr. Slavik resigned from the positions of Chief Financial Officer, Principal Accounting Officer and director of Savoy Resources.

     On May 13, 2005, we settled certain litigation to which Savoy was a defendant as a result of which we cancelled and returned to treasury 8,655,000 shares of common stock. The litigation and the settlement are described in more detail elsewhere in this report under Item 3. "Legal Proceedings."

     See "Business of the Issuer" immediately below for a description of our current operations and future proposed activities.

     (b)  Business of the Issuer

General

     We are a development-stage company that recently changed our business from an online residential and commercial mortgage brokerage business to a gold and mineral exploration, development and production company developing joint venture gold exploration operations in Heilongjiang Province in northeastern China. Since the business combination with Siranna, we have devoted the bulk of our time, effort and resources to negotiating a joint venture agreement with a government-owned, geological institute located in Heilongjiang Province, China, capitalizing the joint venture and acquiring two gemstone exploration properties located in northern Madagascar, together with permits allowing for full resource exploitation and exportation, and to numerous organizational matters relevant to developing a new business plan. We recently sold our equity interest in Siranna to a former officer and director who owns approximately 6% of our outstanding common stock. Our goal is to become a significant mineral exploration and development company in the recently unrestricted Heilongjiang Province. We presently expect that our China operations will focus primarily on metals prospects, but we will also evaluate opportunities in energy and industrial minerals if they become available.

China Operations

     General. Heilongjiang Province is the largest province in northeastern China and covers an area of 469,000 square kilometers approximately the size of Spain. The province is bordered by Russia, with proven mineral belts and attractive mining opportunities.

Heilongjiang Province has a well-developed infrastructure and sits on the North China Platform, one of the most extensive intrusion-related gold systems in the world. There have been numerous reports and papers written on the geology of the province as well as the gold and mineral prospects that are believed to be located there. China is the world's sixth largest producer of precious metals and other minerals and the fourth largest producer of gold. It is also one of the world's foremost importers of precious metals and other minerals because its industries consume more minerals than are domestically produced.

     Until recently, China's mining industry was a combination of state-owned corporations and small private or individual operators. Presently, China, in general, and Heilongjiang Province, in particular, are eager to locate North American partners to help fund exploration and development and to provide modern technological and geological expertise. Insofar as our prospects for success in the region, we are further encouraged by the establishment, when China was inducted as a new member of the World Trade Organization, of the China Gold Association. We understand that the China Gold Association will act as a liaison between the government and gold production companies and provide information and protection of business interests.

     In addition to metals reserves, China also has enormous coal reserves and the country is playing an increasingly important role in the global coal and energy market. As the world's largest producer and consumer and the second-largest exporter of coal, China is increasing the development of both conventional and non-traditional energy sources, such as coal bed methane, to meet the country's increasing energy demands. According to the China Energy Research Society, China is carrying out a series of energy reforms and is looking to Heilongjiang, Shanxi, and Guizhou Provinces and Inner Mongolia Autonomous Region to be its principal suppliers of coal. Modernization of coal production methods and coal bed methane production may provide the best solution to the energy shortage, but requires advanced technology and large capital expenditures. As we identify coal and other energy-producing concessions in China, we will seek joint venture partners with production experience in these areas.

     Joint Venture with the First Institute. In March of 2004, we entered into a long-term joint venture agreement with the First Institute of Geology Exploration of Heilongjiang Province (the "First Institute"), China, which was finalized in May of 2004, for the purpose of conducting gold and other mineral exploration, evaluation and mining in Heilongjiang Province and other areas of mutual interest in China. To our knowledge, we are the first foreign company to receive such comprehensive joint venture approval from the national and provincial government authorities in Heilongjiang Province. The joint venture was organized in June of 2004 upon the formation of Helongjiang Savoy Minerals Co., Ltd., under the Sino-Foreign Contractual Joint Ventures Law of the People's Republic of China after the China Economic Development and Reform Commission issued project approval to the joint venture and the China Industry and Commerce Bureau issued a business license, and the China Land and Resources Ministry issued an exploration license, to the joint venture. The term of the joint venture is a period of 15 years and is renewable upon mutual agreement at the end of the term. A Board of Directors of the joint venture consisting of five individuals oversees the joint venture operation. We have appointed three of the directors, including Messrs. Arthur Johnson, our President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Weiguo Lang, a director, and Michael G. Saner, a member of our advisory board, and the First Institute has appointed two of the directors. The First Institute's capital contribution to the joint venture includes exploration expenditures on the Sishan Forestry Farm gold property for the past five years, the business and exploration licenses issued by the government and the required license evaluations, totaling $1,500,000. Our capital contribution requirement consists of $3,500,000 in cash to be contributed to the joint venture by December 31, 2006. We have contributed a total of $500,000 to the joint venture through the date of this report. The schedule of the balance of $3,000,000 in proposed capital contributions is as follows:



     o    $500,000 by July 31, 2005;

     o    $1,000,000 by December 31, 2005; and

     o    $1,500,000 by December 31, 2006.

     After we make certain capital contributions, the ratio of interest in and the net profit from the joint venture will be allocated between the First Institute and us as follows:

     o after we contribute the sum of $1,000,000, our ratio of interest and net profit allocation will be 40% and the First Institute's ratio of interest and net profit allocation will be 60%;

     o after we contribute the sum of an additional $500,000, our ratio of interest and net profit allocation will be 53% and the First Institute's ratio of interest and net profit allocation will be 47%; and

     o after we contribute the balance of the sum of an additional $2,000,000, our ratio of interest and net profit allocation will be 70% and the First Institute's ratio of interest and net profit allocation will be 30%.

     The First Institute is a modern, government-owned organization that employs over 900 employees. It is responsible for mineral resource discoveries, licensing and concessions in Heilongjiang Province. Over the past 50 years, the First Institute has amassed a large database of information, including comprehensive geological, geochemical, geophysical, business, operational and technical information, covering the region and numerous mineral concessions it controls. The Exploration and Option Agreement, which is incorporated in and became effective contemporaneously with the joint venture agreement, grants us complete and unrestricted access to the First Institute's database and the first right of refusal on the disposition and exploration of all precious metal and other mineral concessions held by the First Institute, including but not limited to coal, coal bed methane and copper prospects. The Mineral Development Bureau, the governing body in the mineral resources industry in Heilongjiang Province, has also indicated its willingness to assist us to obtain access to exploration data covering the remainder of Heilongjiang Province held by other institutes. Based upon the databases of the First Institute and the other institutes, we expect to be able to identify prospective acquisitions for a range of mineral commodities, including gold, platinum, base metals and coal.

     We have been conducting research activity in China since January of 2004, with our geological consultants on site reviewing the First Institute's database. To date, we have identified three target properties. According to available information, the initial target property, the Shishan Forest Farm gold property, is a 31 square kilometer concession that contains a high-grade gold prospect. We have established an exploration and initial phase development budget of $3.5 million for work on the property over the next two years once funding is secured. We have received the exploration permit from the Ministry of Land and Resources of China for the Sishan Forest Farm Gold property. We have also identified two other properties with high potential and our management is currently working to evaluate the available data more fully before we establish other budgets. We expect to begin work on these concessions by summer 2005 if adequate funding is secured.

     Under the terms of the joint venture agreement with the First Institute, the joint venture will hold the exploration licenses to all of the properties held by the First Institute in northeastern China. However, the joint venture agreement grants us the exclusive right to transfer or assign all or any part of our interests or rights to other parties that take part in the exploration or development activities for the benefit of the joint venture. Accordingly, as we identify viable opportunities in various resource areas, we will have the right to partner with the best-qualified mining company on any particular project. Our partners will not be part of the joint venture, but will have a direct commercial relationship with us. Further, any mining company desiring to conduct mineral exploration and/or development in Heilongjang Province will be able to negotiate an agreement directly with us for the benefit of the joint venture. The joint venture expects to have a carried interest in any of these transactions.

Competition

     We believe that we are the first company that has received comprehensive joint venture approval in Heilongjiang Province of China. Accordingly, mining companies that desire to conduct mineral exploration and/or development in Heilongjang Province will be able to negotiate an agreement directly with us for the benefit of the joint venture. We believe that we have a competitive advantage over other companies in becoming a significant mineral exploration and development company in China because of the following factors:

     o    our joint venture relationship with the First Institute;

     o    our growing rapport with the Chinese government; and

     o the geological expertise available to the Chinese from our new management.

Governmental Regulation

     We understand that we are not currently subject to direct United States federal, state or local governmental environmental regulations other than regulations applicable to businesses generally. We do not anticipate that we will be subject to United States federal, state or local environmental regulations because all of our proposed mineral exploration and development operations are offshore.

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

     Environmental Considerations. Before we commence any mining activities, we will conduct, together with the First Institute, an environmental audit in order to compile an inventory of environmental conditions. This audit will be the basis for assigning liability according to The Environmental Protection Law of China, which provides that the party causing environmental damage is liable for the damage. Under the joint venture agreement, we will not be liable for environmental damage that is not caused by our or our partners' exploration activities. We have agreed in the joint venture agreement to operate in accordance with high environmental protection standards and that we will be responsible for environmental damage cause by the joint venture as provided in the agreement.

Employees

     Mr. Johnson replaced Mr. Robert Slavik on March 22, 2005, who, in turn, replaced Mr. Floyd Wandler on July 15, 2004, as our President and Chief Executive Officer. Mr. Johnson replaced Mr. Slavik as our Chief Financial Officer and Principal Accounting Officer on May 10, 2005. He manages our domestic and international operations; supervises the administration of our gold and other mineral projects in China; and assists us to evaluate potential expansion into other resource areas. We have no employment or other agreement for remuneration with Mr. Johnson as of the date of this report, although we intend to enter into such an agreement with him in the near future. We reimburse Mr. Johnson for all normal and reasonable travel and other expenses he incurs in the performance of his responsibilities for us.

Consultants

     Mr. Weiguo Lang was retained as a consultant in the area of market development in Asia pursuant to a Consulting Services Agreement that commenced on January 2, 2004, and terminated on January 2, 2005. Since the termination of the agreement, Mr. Lang has continued to perform consulting services for us pursuant to a verbal arrangement on a month-to-month basis. His principal responsibilities include the following:


     o assisting us to further the exploration and development of our resource interests throughout China;

     o    acting as our liaison with the various levels of government in China;

     o advising and assisting us to develop and execute strategies for business development in Asia; and

     o establishing and helping maintain effective communications programs with the mining industry and other interested persons in Asia.

Mr. Lang's compensation under the terms of the Consulting Services Agreement was the option exercisable to purchase 1,500,000 shares of our common stock that we granted to Tianjin Chinaquantum Investment and Trade Co. Ltd., a corporation he owns and manages, under the Savoy Capital Investments, Inc. Stock Option Plan.

Additionally, we reimburse him for normal and reasonable travel and other expenses he incurs in the performance of his responsibilities. For the year ended December 31, 2004, Mr. Lang incurred travel and other expenses totaling approximately $101,569, of which $61,931 has been reimbursed and $39,638 has been accrued.

     Mr. Geoffrey Armstrong has been retained as a consultant in the capacity of administrative assistant. Mr. Armstrong's Consulting Services Agreement commenced on January 2, 2004, and terminated on January 2, 2005. He has been performing consulting services for us pursuant to a verbal arrangement on a month-to-month basis since the termination the agreement. His principal responsibilities are the following:

     o establishing and helping maintain effective communications programs with the mining industry and other interested parties in Asia;

     o assisting with and overseeing the preparation of all filings with regulatory agencies, including the SEC, and correspondence relating to the filings;

     o acting as a liaison between us and our attorneys and auditors and others; and

     o assisting us with the proper maintenance of all company files and filings.

To date, we have paid Mr. Armstrong a signing bonus of $2,000.00, consulting fees aggregating $50,000.00 at the rate of $2,000.00 per month from January 2 through July 31, 2004, and at the rate of $4,000.00 from August 1 through April 30, 2005. We reimburse Mr. Armstrong for normal and reasonable travel and other expenses incurred in the performance his responsibilities on our behalf.

     Mr. Art Charpentier has been retained as our bookkeeper on an independent contractor basis pursuant to a Consulting Services Agreement that commenced on January 2, 2004, and terminated on December 31, 2004. Since the termination of this agreement, Mr. Charpentier has continued to perform consulting services for us pursuant to a verbal arrangement on a month-to-month basis. His principal responsibilities include:

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

To date, we have paid Mr. Charpentier consulting fees aggregating $41,000.00 at the rate of $2,000.00 per month from January 2 through July 31, 2004, and at the rate of $3,000.00 from August 1 through April 30, 2005. Additionally, we reimburse him for reasonable expenses that he incurs on our behalf in the performance of his responsibilities.

Additional Information

     We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance with the Exchange Act, we file reports, proxy statements and other information, including annual reports on Form 10-KSB and quarterly reports on Form 10-QSB, with the Securities and Exchange Commission. Reports and other information that we file can be inspected and copied at the public reference facilities maintained at the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials can be obtained upon written request addressed to the SEC, Public Reference Section, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site on the Internet where reports, proxy and information statements and other information regarding issuers that file electronically with the SEC through the Electronic Data Gathering, Analysis and Retrieval System may be obtained free of charge. The address of the site is http://www.sec.gov.


Item 2.     Description of Property

     Since May 1, 2005, we have maintained our offices, pursuant to a verbal arrangement, rent-free at the office of our legal counsel located at 18826 Pagentry Place, Monument, Colorado 80132. We anticipate the continued utilization of these facilities on a rent-free basis until such time, if ever, as we generate a level of earnings sufficient to enable us to obtain office space from an unaffiliated third party. We expect this office space to be adequate to meet our foreseeable future needs so long as we are in the development stage. Our telephone number is 011-27-11-807-1446 and our facsimile number is 011-27-11-807-1449.

     From March 1, 2004, through April 30, 2005, our offices were located at 435 Martin Street, Suite #3120, Blaine, Washington 98230. We paid a total of $2,769.00 in rent for this office space pursuant to a lease agreement with an unaffiliated third party that commenced on March 1, 2004, and terminated on April 30, 2005.

Item 3.    Legal Proceedings

     Except as provided below, we know of no legal proceedings to which we are a party or to which any of our property interests are subject, which are pending, threatened or contemplated, or of any unsatisfied judgments against us.

     We were named as the defendant in a civil action, Case Number 05CV1454, styled Wall Street Investor Resources Corp., a Maryland corporation v. Savoy Resources Corp., a Colorado corporation, filed in the District Court of El Paso County, Colorado, on April 19, 2005. The plaintiff seeks to recover damages for alleged unpaid marketing consulting services in the amount of approximately $28,221. We intend to vigorously defend against the claim.

     In December of 2004, nine plaintiffs filed a civil action, Case Number 04CV4894, styled Byron Hampton, Floyd Wandler, Ryan Wandler, Louis Gheyle, Dimka Boussy, 676538 B.C. Ltd., Donna Koop, Cathy Tough and Platinum Resource Holding
(sic), Inc., Plaintiffs, versus Savoy Resources Corp., Robert Slavik, Weiguo Lang, Patricia Cudd, Zhengli (sic) (Charles) Ge, Daniel S. McKinney and PacWest Transfer, LLC, Defendants, in the District Court of El Paso County, Colorado, against seven defendants, including Savoy, the Company's President/Chief Executive Officer and Board of Directors, its transfer agent and its legal counsel. The plaintiffs claimed that the defendants wrongfully cancelled and otherwise dispossessed them of a total of 17,867,250 shares of common stock of Savoy owned collectively by them. Defendant Savoy denied the allegations and filed a counterclaim against Mr. Floyd Wandler alleging that he breached his fiduciary duty to Savoy. In January of 2005, the Court granted a temporary restraining order enjoining the defendants from taking any action whatsoever with respect to the shares and any benefits obtained from them and ordering the defendants to immediately provide a full accounting of any sales or other dispositions of the Shares and any benefits received from them. On May 13, 2005, Savoy and the other defendants, except Mr. Slavik, entered into a Settlement Agreement and Mutual Release with the plaintiffs providing for dismissal with prejudice by the plaintiffs of their pending claims and counterclaims against the defendants, except Mr. Slavik, and the defendants' dismissal with prejudice of their pending claims and counterclaims against the plaintiffs in the Civil Action and against two of the plaintiffs and two other individuals, as the defendants, in the civil action number 04-cv-00290-EWN-CBS styled Savoy Resources Corp., a Colorado corporation, Plaintiff, versus Floyd Wandler, Byron Hampton, Michael Gheyle and Robert Welch, Defendants, filed in the United States District Court for the District of Colorado. Savoy filed this case in February of 2005 against the defendants seeking their disgorgement of short swing profits from purchases and sales of common stock of Savoy in violation of Section 16(b) of the Securities Exchange Act of 1934. As part of the settlement, the plaintiffs agreed to cancellation and return to treasury of 8,055,000 shares of common stock subject to the Civil Action. The balance of 4,000,000 shares will be impounded in escrow and released to the plaintiffs at the rate of 50,000 shares per week on the first day of each week commencing September 1, 2005, through the last week of April 2007.

Item 4.      Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004, covered by this report, to a vote of our stockholders, through our solicitation of proxies or otherwise.

     On January 19, 2004, the Board of Directors, and, on March 23, 2004, a majority of our stockholders approved the change of our name from "Savoy Capital Investments, Inc." to "Savoy Resources Corp." and a three-for-one forward split of our outstanding shares of common stock. On March 23, 2004, we filed Articles of Amendment to our Articles of Incorporation with the Colorado Secretary of State to amend our Amended and Restated Articles of Incorporation in connection with the change of name and the forward stock split. The name change and the forward split became effective at the opening of business on March 26, 2004, at which time our 17,090,000 then outstanding shares of common stock became 51,270,000 outstanding shares. Except as otherwise indicated, the information in this report gives retroactive effect to the name change and the forward split.



                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     (a)  Market Information

     Our common stock is traded in the over-the-counter market and quotations are published on the NASD OTC Bulletin Board under the symbol "SVYR" and quoted in the "pink sheets" published by the National Quotation Bureau, Inc. Prior to March 26, 2004, our common stock traded under the symbol "SVYC." There was no established public trading market for our common stock prior to January 2004. The following table sets forth the range of high and low sales prices per share of common stock for the periods indicated. The sales prices per share give effect to the three-for-one forward split of our common stock effective March 26, 2004, for all periods presented.

         Year Ended December 31, 2004           High         Low
         ----------------------------           ----         ---

         First Quarter                          $1.11      $0.33
         Second Quarter                          1.09       0.41
         Third Quarter                           0.41       0.10
         Fourth Quarter                          0.33       0.09

         Year Ending December 31, 2005           High        Low
         -----------------------------           ----        ---

         First Quarter                          $0.35       $0.17

     (b)  Holders

     As of May 17, 2005, we had 70 stockholders of record and, based on information received from our transfer agent, brokers and others in a fiduciary capacity, 649 beneficial stockholders of issued and outstanding

     (c)  Dividends

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

     (c)  Securities Authorized for Issuance under Equity Compensation Plan

     On December 29, 2003, we adopted the Savoy Capital Investments, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 pursuant to which we issued 333,000 shares of common stock to a consultant. We adopted the Savoy Capital Investments, Inc. Stock Option Plan on January 2, 2004, and, in conjunction with the business combination with Siranna, granted to six consultants of Savoy Resources and Siranna stock options exercisable to purchase all 27,900,000 shares of common stock reserved for issuance under the plan. Nine hundred ninety-nine shares of common stock remain available for issuance under the 2003 plan. No shares are available for issuance under the 2004 plan because options have been exercised to purchase all 27,900,000 shares of common stock authorized for issuance under the plan, including options exercisable to purchase 1,500,000 shares granted to Mr. Weiguo Lang, a director, options exercisable to purchase 13,500,000 shares of common stock granted to a former executive officer and director and options exercisable to purchase 4,500,000 shares granted to a former executive officer. Both plans were adopted without the approval of our stockholders. The following table sets forth certain information as of December 31, 2004, regarding the 2003 plan under which shares of our common stock are authorized for issuance.

                                                                          Shares Remaining
                   Shares to Be Issued        Weighted-Average          Available for Future
                     Upon Exercise of         Exercise Price of       Issuance (Excluding Shares
Name of Plan       Outstanding Options       Outstanding Options      Reflected in First Column)
------------       -------------------       -------------------     ----------------------------
Savoy Capital
Investments, Inc.
Non-Employee
Directors and
Consultants
Retainer Stock
Plan for the
Year 2003                 N/A                         N/A                         999


     The term of the Savoy Capital Investments, Inc. Stock Option Plan is a period of ten years and terminates on January 2, 2014. The Board of Directors administers the plan and determines the terms of each option grant, provided that the option term cannot exceed three years in length and the maximum number of shares reserved for any one individual cannot exceed 40% of the total number of our issued and outstanding shares. Furthermore, without the approval of a disinterested majority of our stockholders, the Board cannot reserve shares of common stock underlying options granted under the plan in an amount greater than the total number of our issued and outstanding shares of common stock. The Board may grant incentive stock options to key employees. Holders of stock options granted under the plan are protected from dilution and otherwise in the event of changes in the common stock resulting from an event such as a merger, consolidation, reorganization, recapitalization, stock dividend, reclassification, split-up or combination of shares. Options are not assignable or transferable except by will, the laws of descent and distribution or our written consent. The estate of an optionee may exercise his option within one year of his death. An optionee who ceases to be a director or officer for any reason other than death or removal may exercise his option, with our prior written consent, within up to 90 calendar days after his position ceases or terminates. An optionee who ceases to be an employee or consultant for any reason other than death or termination for cause may exercise his option, with our prior written consent, within up to 60 calendar days after his employment ceases or terminates. If we terminate the employment of an employee or consultant for cause, any unexercised portion of his option expires immediately.

     The duration of the Savoy Resources Capital Investments, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 is a period of ten years and terminates on December 29, 2013. Non-employee directors and consultants are eligible for restricted stock awards or stock option grants under the plan. A committee comprised of two members of the Board of Directors administers the plan and determines the terms of each stock option grant under the plan. The exercise price of any stock option granted must be at least 100% of the fair market value of the underlying shares of common stock at the time of the option grant. Recipients of restricted stock awards or stock options under the plan are protected from dilution and otherwise in the event of changes in the common stock resulting from an event such as a merger, consolidation, reorganization, recapitalization, stock dividend, reclassification, split-up or combination of shares. Stock options are not assignable or transferable except by will or the laws of descent and distribution.

     (e)  Name Change and Forward Stock Split

     The effects of the name change and forward stock split on March 26, 2004, were the following:

          (i) we changed our name from "Savoy Resources Capital Investments, Inc." to "Savoy Resources Corp."; and

          (ii) the 21,182,000 outstanding shares of common stock immediately prior to the forward stock split were increased to 65,838,000 shares as of the effectiveness of the forward split at the opening of business on March 26, 2004.

     (f)  Recent Sales of Unregistered Securities

     Set forth below is information regarding unregistered securities that we have sold since the completion in August 2000 of our stock offering pursuant to Regulation A under the Securities Act of 1933 pursuant to which we sold 257,000 shares of common stock to 45 persons for gross proceeds of $25,700. This share amount is prior to the three-for-one forward stock split effective on March 26, 2004, and has not been restated to give effect to the split. In our opinion, the issuances and sales of securities described below were exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In each transaction, the recipient of the shares represented his or its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the shares, and appropriate legends were affixed to the stock certificates issued in the transactions. The recipients had an opportunity to ask questions about us and had adequate access to information about us. No sales of shares of common stock involved the use of an underwriter.

     On January 19, 2004, we completed the acquisition of 97% of the issued and outstanding shares of Siranna, a private Madagascar company, pursuant to the Share Purchase Agreement dated December 23, 2003, between Savoy Resources and Mr. Geoffrey Armstrong. Under the terms of the Share Purchase Agreement, we issued 22,500,000 shares of our common stock to Mr. Armstrong in the exchange. On October 18, 2004, Mr. Armstrong transferred 21,000,000 of said 22,500,000 shares of common stock to Mr. Robert Slavik, a former officer and director who owns approximately 6% of our outstanding common stock. On April 23, 2005, we sold our 97% equity interest in Siranna to Mr. Slavik in consideration for his agreement to the cancellation and return to treasury of 19,000,000 of the 21,000,000 shares of common stock, the retention by Mr. Slavik of 2,000,000 of said shares and the issuance to him of 2,000,000 additional shares.

     On January 2, 2004, in conjunction with the business combination with Siranna, we granted to six consultants of Savoy Resources and Siranna options exercisable to purchase 27,900,000 shares of common stock at an exercise price of $0.033 per share under the Savoy Capital Investments, Inc. Stock Option Plan. Options granted under the plan exercisable to purchase all 27,900,000 shares of common stock have been exercised.

     On November 12, 2004, we issued 5,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.20 per share through November 11, 2007, and one series B warrant exercisable to purchase one-half share of common stock through November 11, 2008, of which two series B warrants are exercisable to purchase one share of common stock at $0.40, to EIB Capital Corp. Of the $600,000 purchase price for the units, we received $305,000 on or about November 12, 2004, and $175,000 during the period from December through May of 2005. We agreed to register the shares of common stock and the shares underlying the warrants with the Securities and Exchange Commission upon EIB Capital's request. On February 8, 2005, we increased the number of shares of common stock underlying the series A warrants from 5,000,000 to 7,000,000 shares and the number of shares underlying the series B warrants from 2,500,000 to 7,000,000 shares, and extended the term of the series A warrants through February 7, 2008, and the term of the Series B warrants through February 7, 2009. Additionally, we included in each unit one series C warrant exercisable to purchase three-tenths share of common stock through February 7, 2009, of which ten series C warrants are exercisable to purchase one share of common stock at $0.20, and granted EIB Capital registration rights for the additional shares of common stock underlying the warrants. As consideration for the increase in the number of shares of common stock underlying the series A and B warrants, the inclusion in the units of the series C warrants and the grant of registration rights, EIB Capital provided us with an undertaking in the amount of $700,000 to fund the second payment due under our joint venture agreement with the First Institute of Heilongjiang Province, China, and a commitment for $200,000 in working capital to be made available upon mutually acceptable terms and conditions based upon market conditions. On May 10, 2005, we cancelled and returned to treasury approximately 20% of the units issued to EIB Capital, leaving 4,000,000 shares of common stock, 5,600,000 shares of common stock underlying the series A warrants, 5,600,000 shares of common stock underlying the series B warrants and 1,200,000 shares underlying the series C warrants included in the units.

     On May 13, 2005, as part of the settlement of a civil action against us and others, we transferred a total of 4,000,000 shares of common stock to the plaintiffs named in the table below in the denominations set forth opposite each individual's name.
                                                         Number
                                                           of
                      Name                               Shares
                      ----                               ------

                  Dimka Boussy                         1,000,000
                  676538 B.C. Ltd.                     1,000,000
                  Cathy Tough                          1,000,000
                  Floyd Wandler                          500,000
                  Ryan Wandler                           500,000

     In our opinion, the issuances and sales of units in the transactions described below were exempt from registration under the Securities Act in reliance upon Regulation S under the Securities Act. None of the investors is or was, at the time of his acquisition of the units, a "U.S. person," as defined in Regulation S under the Securities Act, and is not, and at the time of the acquisition of the units was not, acquiring the units for the benefit of a "U.S. person." Each investor is the sole beneficial owner of the units and has not pre-arranged any sale with any purchaser(s) in the United States. Each investor was outside the United States at the time of the purchase of the units and represented the intention not to offer for sale, sell or otherwise transfer the units unless in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act or pursuant to an available exemption from registration. Appropriate legends were affixed to the stock certificates and included in the warrant agreements issued in the transactions. Each investor had an opportunity to ask questions about Savoy Resources and had adequate access to information about us. The sale of the units did not involve the use of an underwriter.

     On August 16, 2004, we issued 3,750,000 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one share of common stock at $0.20 per share through August 15, 2006, to KLM Consulting for $300,000 in cash, or $.08 per unit.

     On January 2, 2005, we issued 2,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.30 per share, and one series B warrant exercisable to purchase one share of common stock at $0.45 per share, through January 2, 2007, to Mr. Jean Guy Lambert for $300,000 in cash, or $.15 per unit.

     On March 29, 2005, we issued 1,333,333 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one-half share of common stock through March 28, 2008, of which two warrants are exercisable to purchase one share of common stock at $0.35, to Alpha Capital Aktiengeselschaft for $200,000 in cash, or $.15 per unit.


Item 6.     Management's Discussion and Analysis or Plan of Operation

General

     Until early January of 2004, when we acquired a 97% interest in Siranna, a private Madagascar company that owns two gemstone exploration properties in northern Madagascar together with full resource exploitation and gemstone exportation permits, we were engaged in the residential and commercial mortgage brokerage business. In March of 2004, we entered into a joint venture agreement with the First Institute for the purpose of conducting gold and other mineral exploration and development in China. As a result of the aforementioned joint venture, which was organized in June of 2004, we are undergoing a transition to a gold and other mineral exploration and development company. As of the date of this report, we are assessing the results of the significant exploration and drilling work performed by the joint venture on three prospects located in Heilongjiang Province, China. We have realized no revenues from these activities as of the date of this report. On April 23, 2005, we sold our 97% equity interest in Siranna to a former executive officer and director who owns approximately 6% of our outstanding common stock.



          The likelihood of our success will depend upon our ability:

     o to further capitalize the joint venture and commence production as soon as practicable;

     o to raise additional capital from equity and/or debt financing to meet our obligations described in this report; and

     o    to succeed in the competitive environment in which we will operate.

          We cannot be certain that:

     o we will establish commercially viable operations quickly enough to ensure our success;

     o we will raise sufficient funding to make our required capital contributions to the joint venture with the First Institute over the next eighteen months; or

     o our joint venture with the First Institute will result in the production of gold and other minerals on a commercial scale.

Plan of Operation

     In March of 2004, we entered into a long-term joint venture agreement with the First Institute of Heilongjiang Province, China, which was finalized in May of 2004, for the purpose of conducting gold and other mineral exploration, evaluation and mining in Heilongjiang Province and other areas of mutual interest in China. In July of 2004, the joint venture was formed with the organization of Helongjiang Savoy Minerals Co., Ltd., under the laws of China, the receipt of project approval from the China Economic Development and Reform Commission and the issuance to the joint venture of a business license by the China Industry and Commerce Bureau and an exploration license by the China Land and Resources Ministry. We are presently seeking to raise funds in order to meet the schedule for our required capital contributions to the joint venture totaling $3,000,000 over the next approximately nineteen months.

     We realized a net loss of $(2,263,122) for the year ended December 31, 2004. We expect to continue to incur significant net losses from operations until we are successful, if ever, in establishing commercial mining operations in Heilongjiang Province, China, and generating profits from these operations. Certain of the significant expenses that we incurred during the 2004 fiscal year include the following:

     o    consulting and management fees aggregating $534,282;

     o professional fees, including legal and auditing expenses, aggregating $525,293;

     o    mineral property exploration and development expenses totaling
          $326,581;

     o    expenses for investor relations and promotion totaling $260,623;

     o    travel expenses aggregating $213,456;

     o    general and administrative expenses totaling $162,424; and

     o    wages and benefits totaling $110,096.

     We expect that consulting and management fees, professional fees and wages and benefits will decrease significantly in the year ending December 31, 2005, as a result of significant reductions in staff and consultants and the settlement of two civil actions in the second quarter of 2005. Mineral property exploration and development expenses were attributable to work performed on the Sishan Forest Farm gold property. We also intend to decrease expenses for investor relations and promotion significantly in 2005. Travel expenses are expected to continue to be significant because our business is focused in China.

Cash Requirements

     Over the twelve-month period ending December 31, 2005, we anticipate that we will need to raise at least $2,000,000 in order to fund the development of our joint operations in China with the First Institute and to meet our existing operating requirements. Under the terms of the agreement with the First Institute, we are required to contribute $3,000,000 to the joint venture over a period of approximately eighteen months from the date that the China Economic Development and Reform Commission issued a business license to the joint venture on June 30, 2005. The schedule of required capital contributions is as follows:

     o    $500,000 by April 5, 2005, which has been paid;

     o    $500,000 by July 31, 2005;

     o    $1,000,000 by December 31, 2005; and

     o    $1,500,000 by December 31, 2006.

     Because of the uncertainty in our business plan, we are unable to calculate with certainty the cost of our plan of operations over the next twelve months.

Capital Resources

     We presently have no working capital. Since January of 2004, we have been funded with $920,000 in cash received from the exercise of stock options to purchase a total of 27,900,000 shares of common stock and $1,280,000 received from the sale of units, including 11,083,333 shares of common stock and warrants exercisable to purchase a total of 20,816,667 shares of common stock. Unless we realize $2,000,000 from the exercise of outstanding warrants or loans, the funds received will not be sufficient to finance our capital contributions to the Heilongjiang joint venture and pay our operating expenses, and it will be necessary to raise additional funds in the next twelve months. Management believes that any short-term funds raised would be raised through the sale of our equity securities and/or a debt financing. We are currently exploring all available such financing alternatives including, but not limited to, private and public securities offerings. There are no arrangements or commitments with respect to funding and we may not be able to obtain additional funding on acceptable terms, if at all. Even if we succeed in obtaining the funding necessary to capitalize the joint venture with the First Institute in China and establish commercial mining operations in Heilongjiang Province in China, this will not ensure that operations will be profitable. Further, the full implementation of our business plan over the long-term is dependent upon our ability to raise a sizable amount of additional capital from equity and/or debt financings and/or achieve profitable operations.


Item 7.           Financial Statements

     The Financial Statements of Savoy Resources, the Notes to the Financial Statements and the Report of Independent Public Accountants of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, required by this Item 7 commence on page F-1 and are incorporated in this report by this reference. The Financial Statements filed as part of this report are listed in the Index to Financial Statements below:



                              SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2004



                                                                    Page


Report of Independent Registered Public Accounting Firm....          F-2

Consolidated Balance Sheets as of December 31, 2004,.......          F-3
  and December 31, 2003

Consolidated Statements of Operations for the years
  ended December 31, 2004, and 2003, and for the
  period from inception (September 24, 2002) to
  December 31, 2004........................................          F-4

Consolidated Statements of Cash Flows for the years
  ended December 31, 2004, and 2003, and for the
  period from inception (September 24, 2002) to
  December 31, 2004........................................          F-5

Consolidated Statement of Stockholders' Equity
  for the period from inception (September 24,
  2002) to December 31, 2004...............................          F-6

Notes to Consolidated Financial Statements.................   F-7 to F-15


                                                       Partnership of:
        DALE MATHESON   Vancouver      Robert J. Burlart Inc.    James F. Carr-Hilton, Ltd  Alvin F. Dale, Ltd.
  CARR-HILTON LABONTE                  Peter J. Donaldson, Inc.  Reginald J. Labonte, Ltd.
_____________________                  Robert J. Matheson, Inc
CHARTERED ACCOUNTANTS   Surrey         Peter J. Donaldson, Inc.  Fraser G. Ross, Ltd.
                        Port Caquitlam Wilfred A. Jacobson, Inc  Brian A. Shaw   Anthony L. Soda, Inc.
                                       Fraser G. Ross, Ltd.



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------

To the Stockholders and Board of Directors of Savoy Resources Corp. (formerly Savoy Capital Investments, Inc.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Savoy Resources Corp. (formerly Savoy Capital Investments, Inc.) (An Exploration Stage Company) as of December 31, 2004 and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2004, and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated any significant revenues from operations, has incurred substantial losses to date and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             "Dale Matheson Carr-Hilton LaBonte"


                                                           CHARTERED ACCOUNTANTS


Vancouver, Canada
May 16, 2005


Vancouver     Suite 1700-1140 West Pender Street, Vancouver, B.C. Canada V6E 4G1
              Tel:  604 687 4747 * Fax 604 687 4216
              Suite 1300-1140 West Pender Street, Regulatory and Tax Practices
              Office * Tel: 604-687-4747 * Fax: 604-689-2778
Port
Coquitlam     P.O. Box 217, 2232D Elgin Avenue, Port Coquitlam, B.C., Canada
              V3C 3V7, Tel:  604-941-8266 * Fax 604-941-0971

Surrey        Suite 303-7337 137th Street, Surrey, B.C. Canada V3W 1A4,
              Tel:  604-572-4586 *Fax 604-572-4587


                              SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,  December 31,
                                                                             2004         2003
                                                                                        (Note 1)
---------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
   Advances receivable (Note 5)                                        $    81,138    $        --
---------------------------------------------------------------------------------------------------

INTEREST IN HEILONGJIANG JOINT VENTURE (Note 6)                                  1             --
EQUIPMENT, net of depreciation                                              39,321             --
MINERAL PROPERTIES (Note 4)                                                      1              1
---------------------------------------------------------------------------------------------------

                                                                       $   120,461    $         1
===================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                      $     1,710    $        --
   Accounts payable and accrued liabilities                                397,885             --
   Due to related parties (Note 5)                                         117,140             --
   Loan payable                                                             34,285             --
---------------------------------------------------------------------------------------------------

                                                                           551,020             --
---------------------------------------------------------------------------------------------------

CONTINGENCIES (Note 1 and 11)
COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY
   Capital stock (Note 8)
      Common stock $0.001 par value; 100,000,000 shares authorized,
      75,170,000 issued and outstanding (2003:14,271,000)                   75,170            360
      Preferred stock $0.01 par value; 10,000,000 shares authorized,
      NIL shares issued and outstanding (2003: 200,000)                         --             --
   Additional paid-in capital                                            1,873,100             --
   Common stock purchase warrants (Note 8)                                  90,000             --
   Share subscriptions received                                            100,000             --
   Share subscriptions receivable                                         (265,000)            --
   Deficit accumulated during the exploration stage                     (2,303,829)          (359)
---------------------------------------------------------------------------------------------------

                                                                          (430,559)             1
---------------------------------------------------------------------------------------------------

                                                                       $   120,461    $         1
===================================================================================================






              The accompanying notes are an integral part of these
                       consolidated financial statements




                              SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            For the year      For the year    September 24, 2002
                                                           ended December    ended December     (inception) to
                                                              31, 2004          31, 2003       December 31, 2004
--------------------------------------------------------------------------- ----------------- --------------------
                                                                                (Note 1)           (Note 1)

EXPENSES
   Depreciation                                                      7,265                 -       $        7,265
   Consulting and management                                       534,282                 -              534,282
   Consulting - stock based compensation                            50,500                 -               50,500
   General and administrative                                      162,424                 -              162,783
   Investor relations and promotion                                260,623                 -              260,623
   Mineral property exploration and development expenses           326,581                 -              326,581
   General and administrative                                      162,424                 -              273,783
   Professional fees                                               525,293                 -              525,293
   Transfer agent and filing fees                                   26,843                 -               26,843
   Travel                                                          213,456                 -              213,456
   Wages and benefits                                              110,096                 -              110,096
   Write-off of joint venture (Note 7)                              45,759                 -               45,759
------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE YEAR                                         $(2,263,122)           $     -        $ (2,263,481)
==================================================================================================================





BASIC NET LOSS PER SHARE                                           $(0.04)           $(0.00)
=============================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                           61,546,274        22,500,000
=============================================================================================





              The accompanying notes are an integral part of these
                       consolidated financial statements

                              SAVOY RESOURCES CORP.
                   (formerly Savoy Capital Investments, Inc.)
                         (an Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               September 24,
                                                                    For the year ended        2002 (inception)
                                                              December 31,     December 31,   to December 31,
                                                                  2004             2003             2004
 -------------------------------------------------------------------------------------------------------------
                                                                                  (Note 0)         (Note 0)
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the year                                     $(2,263,122)   $        --          $(2,263,481)
     Adjustments  to  reconcile  net  loss  to  net
     cash used in operating activities
      - depreciation                                                7,265             --                7,265
      - stock based compensation                                   50,500             --               50,500
      - write-off of  joint venture                                45,759             --               45,759
      - Mineral property exploration costs                        299,999             --              299,999
      - non-cash professional fees                                160,000             --              160,000
      Changes in non-cash working capital items:
      - advances receivable                                       (81,138)            --              (81,138)
     - accounts payable and accrued liabilities                   394,778             --              394,778
--------------------------------------------------------------------------------------------------------------

                NET CASH FLOWS USED IN OPERATING ACTIVITIES    (1,385,959)            --           (1,386,318)
--------------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Cash acquired on reverse acquisition of Savoy                     169             --                  169
    Advances to joint venture                                     (45,759)            --              (45,759)
    Advances to Heilongjiang Joint Venture                       (300,000)            --             (300,000)
    Mineral properties                                                 --             --                   (1)
    Purchase of equipment                                         (46,586)            --              (46,586)
--------------------------------------------------------------------------------------------------------------

  NET CASH FLOWS USED IN INVESTING ACTIVITIES                    (392,176)            --             (392,177)
--------------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                  1,710             --                1,710
    Common shares issued and share subscriptions received       1,625,000             --            1,625,360
    Related party advances                                        117,140             --              117,140
    Loan payable                                                   34,285             --               34,285
--------------------------------------------------------------------------------------------------------------

  NET CASH FLOWS FROM FINANCING ACTIVITIES                      1,778,135             --            1,778,495
--------------------------------------------------------------------------------------------------------------

  DECREASE IN CASH                                                     --             --                   --

  CASH, BEGINNING OF YEAR                                              --             --                   --
--------------------------------------------------------------------------------------------------------------

  CASH, END OF YEAR                                           $        --    $        --          $        --
=============================================================================================================

   SUPPLEMENTARY DISCLOSURE:
   Interest paid                                              $        --    $        --          $        --
=============================================================================================================
   Income taxes paid                                          $        --    $        --          $        --
=============================================================================================================

OTHER SIGNIFICANT NON-CASH TRANSACTIONS:
         Refer to Notes 3 and 8




              The accompanying notes are an integral part of these
                        consolidated financial statements


                              SAVOY RESOURCES CORP.
                         (An Exploration Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 FOR THE PERIOD FROM SEPTEMBER 24, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2004
          (Restated for reverse acquisition of Siranna - Notes 1 and 8)

                                                                                Additional
                                                        Common Stock             Paid-in     Subscriptions
                                                     Number        Amount        Capital       Receivable
                                                  ----------------------------------------------------------

Issuance of common stock  for cash
    at $1.80 per share - September 24, 2002               200    $       360    $        --    $        --
Net loss, period ended December 31, 2002                   --             --             --             --
                                                  --------------------------------------------------------

Balance, December 31, 2002                                200            360             --             --
Net loss, period ended December 31, 2003                   --             --             --             --
                                                  --------------------------------------------------------

Balance, December 31, 2003                                200            360             --             --

Savoy Resources Corp. balance,
    January 18, 2004 (Note 8)                      37,770,000         37,770          7,420             --

Reverse acquisition recapitalization adjustment          (200)          (360)        (7,420)            --
                                                  --------------------------------------------------------

Balance, post reverse acquisition                  37,770,000         37,770             --             --
Issued for cash on exercise  of stock
   options - January 19 through April 29, 2004     27,600,000         27,600        892,400             --
Issued for  services on  exercise of stock
   options - April 1, 2004                            300,000            300          9,700             --
Issued for services - August 1, 2004                  750,000            750        149,250             --
Issued for cash on private placement -
    August 16, 2004                                 3,750,000          3,750        266,250             --
Issued for cash on private placement -
    November 12, 2004                               5,000,000          5,000        505,000       (265,000)
Subscriptions received                                     --             --             --             --
Stock based compensation                                   --             --         50,500             --
Net loss for the year ending December 31, 2004             --             --             --             --
                                                  --------------------------------------------------------

Balance, December 31, 2004                         75,170,000    $    75,170    $ 1,873,100    $  (265,000)
                                                  ========================================================



              The accompanying notes are an integral part of these
                        consolidated financial statements



                              SAVOY RESOURCES CORP.
                         (An Exploration Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 FOR THE PERIOD FROM SEPTEMBER 24, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2004
          (Restated for reverse acquisition of Siranna - Notes 1 and 8)
                                  (continued)

                                                      Subscriptions
                                                        Received      Warrants        Deficit         Total
                                                      ----------------------------------------------------------
Issuance of common stock  for cash
    at $1.80 per share - September 24, 2002             $        --    $        --   $        --    $       360
Net loss, period ended December 31, 2002                         --             --          (359)          (359)
                                                        -------------------------------------------------------

Balance, December 31, 2002                                     (359)             1
Net loss, period ended December 31, 2003                         --             --            --             --
                                                        -------------------------------------------------------

Balance, December 31, 2003                                       --             --          (359)             1

Savoy Resources Corp. balance,
    January 18, 2004 (Note 8)                                    --             --       (48,128)        (2,938)

Reverse acquisition recapitalization adjustment                  --             --         7,780             --
                                                        -------------------------------------------------------

Balance, post reverse acquisition                                --             --       (40,707)        (2,937)
Issued for cash on exercise  of stock
   options - January 19 through April 29, 2004                   --             --            --        920,000
Issued for  services on  exercise of stock
   options - April 1, 2004                                       --             --            --         10,000
Issued for services - August 1, 2004                             --             --            --        150,000
Issued for cash on private placement -
    August 16, 2004                                              --         30,000            --        300,000
Issued for cash on private placement -
    November 12, 2004                                        60,000             --       305,000
Subscriptions received                                      100,000             --            --        100,000
Stock based compensation                                         --             --            --         50,500
Net loss for the year ending December 31, 2004                   --             --    (2,263,122)    (2,263,122)
                                                        -------------------------------------------------------

Balance, December 31, 2004                              $   100,000    $    90,000   $(2,303,829)   $  (430,559)
                                                        =======================================================




              The accompanying notes are an integral part of these
                        consolidated financial statements

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 2004
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

By Share Purchase Agreement (the "Agreement") dated December 23, 2003 and completed January 19, 2004, Savoy Resources Corp. (formerly Savoy Capital Investments, Inc.) ("Savoy" or the "Company"), a public company incorporated under the laws of the State of Colorado on March 6, 1997, acquired 97% of the issued shares in the capital of Societe Siranna S.A.R.L. (an exploration stage company) ("Siranna"), a private company incorporated September 24, 2002 under the laws of the Republic of Madagascar, in exchange for 22,500,000 restricted shares of Savoy's common stock. In addition, and in accordance with the terms of the Agreement, Savoy granted stock options exercisable to purchase a total of 27,900,000 shares to replace all stock options previously outstanding in Siranna, with terms and conditions consistent with the original stock options.

As a result of this transaction, the former holder of 97% of the issued and outstanding shares of Siranna owned approximately 60% of the shares of common stock of Savoy, representing 22,500,000 of the 37,770,000 total issued and outstanding shares of Savoy's common stock as at the date of the completion of the transaction.

This acquisition has been accounted for as a reverse acquisition, with Siranna being treated as the accounting parent and Savoy, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of Siranna for the period from its inception on September 24, 2002 and those of Savoy since the date of the reverse acquisition. The comparative balance sheet and statements of operations and cash flows are those of Siranna, which had no operations for the year ended December 31, 2004.

Effective March 23, 2004, the Company changed its name from Savoy Capital Investments, Inc. to Savoy Resources Corp.

Siranna owns two gemstone exploration properties totaling 12.5 square kilometers. The properties were located in northern Madagascar near the provincial capital, Diego Suarez. The acquisition included full resource exploitation and gemstone exportation permits and allowed Savoy to conduct a precious gemstone exploration and marketing business. Subsequent to December 31, 2004 the Company sold its interest in Siranna to a former Director and Officer of the Company. Refer to Note 4.

Savoy is a precious metals and mineral exploration and development company. The Company entered into an agreement in May 2004 to acquire an interest in a joint venture with the First Institute of Geology and Exploration of Heilongjiang Province, China. Refer to Note 6.

The Company is in the exploration stage of its mineral property exploration and development. To date, the Company has not generated any revenues from operations and significant future operating losses are anticipated. The Company's continuance of operations and evolution to operating status are contingent on raising additional capital to finance further exploration and development work, and on the future development of its mineral properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates funding its operations for the next twelve months, as required, through equity financings and related party advances.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of presentation
The financial statements have been prepared on a consolidated basis and include the accounts of the Company and its 97%-owned subsidiary, Siranna. All significant inter-company transactions and balances have been eliminated.

Mineral property costs
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties mineral property joint venture interests. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at December 31, 2004, any potential costs relating to the disposition of the Company's mineral property interests are not yet determinable.

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 2004
--------------------------------------------------------------------------------




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2003. No pro forma disclosures have been provided as the fair value of the options granted during the period was determined to be $NIL, as described in Note 8.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and comply with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option pricing model in accounting for options granted to consultants. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No.123.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000, with the exception of certain events occurring after December 15, 1998.

Equipment
Equipment is stated at cost. Depreciation is computed on a declining balance basis at 30% per year.

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 2004
--------------------------------------------------------------------------------



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R no later than the beginning of the Company's fourth quarter ending December 31, 2005. The adoption of SFAS 123 did not have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position or results of operations.


NOTE 3 - ACQUISITION OF SOCIETE SIRANNA S.A.R.L.
--------------------------------------------------------------------------------

By Agreement dated December 23, 2003 and completed January 19, 2004, Savoy acquired 97% of the issued shares in the capital of Siranna in exchange for 22,500,000 restricted shares of Savoy's common stock. In addition, and in accordance with the terms of the Agreement, Savoy granted a total of 27,900,000 stock options to replace an equivalent number of stock options previously outstanding in Siranna, with terms and conditions consistent with the original stock options.

 As a result of this transaction, the former holder of 97% of the issued and outstanding shares of common stock of Siranna owned approximately 60% of the shares of common stock of Savoy, representing 22,500,000 of the 37,770,000 total issued and outstanding shares of Savoy's common stock as at the date of the completion of the transaction.

This acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions, with Siranna being treated as the accounting parent (acquirer) and Savoy, the legal parent, being treated as the accounting subsidiary (acquiree). The value assigned to the capital stock of consolidated Savoy on acquisition of Siranna is equal to the book value of the capital stock of Siranna plus the book value of the net assets (liabilities) of Savoy as at the date of the acquisition.

The book value of Savoy's capital stock subsequent to the recapitalization is calculated and allocated as follows:

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 2004
--------------------------------------------------------------------------------



NOTE 3 - ACQUISITION OF SOCIETE SIRANNA S.A.R.L. (cont'd)
--------------------------------------------------------------------------------

Siranna capital stock                                                  $    360
Savoy net assets (liabilities)                                           (2,938)
                                                                       --------

                                                                         (2,578)
Excess purchase price charged to deficit on reverse acquisition          40,348
                                                                       --------

Consolidated capital accounts post reverse acquisition                 $ 37,770
                                                                       ========

Allocated as follows:
         Capital stock                                                 $ 37,770
         Preferred stock                                                     --
         Additional paid-in capital                                          --
                                                                       --------

Consolidated capital accounts post reverse acquisition                 $ 37,770
                                                                       ========

These consolidated financial statements include the results of operations of Siranna since September 24, 2002 (inception) and the results of operations of Savoy since the date of the recapitalization effective January 19, 2004. Savoy had no material operations for the period from January 1 to January 19, 2004.

The weighted average number of shares outstanding for the period from September 24, 2002 (inception) to January 19, 2004 is deemed to be 22,500,000, being the number of shares issued by Savoy to effect the reverse acquisition of Siranna.

NOTE 4 - MINERAL PROPERTIES
--------------------------------------------------------------------------------

Siranna holds an operating permit to two gemstone exploration and development properties, which are located in the province of Antsiranana, Republic of Madagascar. The two gemstone exploration and development properties were prospected, staked and registered with the Madagascar Ministry of Energy and Mines, on behalf of Siranna by Siranna's resident geologist on February 27, 2003 and were contributed to Siranna for nominal consideration of $1. Savoy had intended to develop a precious gemstone exploration and marketing business based on Siranna's possession of full resource exploitation and gemstone exportation permits.

On April 23, 2005, Savoy sold its 97% equity interest in Siranna to Mr. Robert Slavik, a former officer and director who owns approximately 6% of the Company's common stock, in consideration for his cancellation and return to treasury of 19,000,000 shares from his position of 21,000,000 shares. As part of this agreement, Savoy agreed to issue 2,000,000 new shares of common stock to him. The shares retained by Mr. Slavik and the newly-issued shares will be restricted pursuant to Rule 144 of the General Rules and Regulations under the Securities Act of 1933.


NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the year ended December 31, 2004, the Company entered into one-year service agreements with current and former directors, an officer of the Company, and a director of Siranna. The Company has incurred a total of $152,574 including bonuses to these parties under these agreements.

Directors fees totaling $20,000 were incurred in the year ended December 31, 2004 to Directors. In addition certain Directors incurred expenses and management fees totaling $316,487 of which $141,096 was incurred by Siranna. At December 31, 2004 $117,140 is owing to directors of which $14,187 is owing by Siranna. The amounts are non-interest bearing and have no stated repayment terms.

During the year ended December 31, 2004, amounts totaling $81,138 were advanced to former directors. This amount has been recorded as advances receivable at year end and will be offset in the second quarter of 2005 through the recovery and cancellation of common shares pursuant to the settlement agreement as detailed in Note 11.

On April 23, 2005, the Company sold its 97% equity interest in Siranna to a director who resigned as a Director in May 2005. See Note 12.

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 2004
--------------------------------------------------------------------------------


NOTE 6 - INTEREST IN HEILONGJIANG JOINT VENTURE
--------------------------------------------------------------------------------

Effective May 20, 2004, the Company entered into an agreement with the First Institute of Geology Exploration of Heilongjiang Province, China (the "First Institute"), providing the contractual right to form a joint venture enterprise (the "HJV") in accordance with the Laws of the People's Republic of China for Chinese-Foreign Cooperative Joint Ventures. The HJV was formed in July of 2004 for the purpose of conducting gold and other mineral exploration, evaluation and development in Heilongjiang Province and other areas of mutual interest in the People's Republic of China ("PRC"). The formation of the HJV was approved by the government of PRC and a business license was issued to the HJV on June 30, 2004. Upon completion, the HJV will have total registered capital contributed of approximately $5,000,000, of which $1,500,000 will be contributed by the First Institute in the form of exploration licenses and $3,500,000 will be cash contributions by the Company. The Company will account for its capital contributions as mineral exploration and development costs until the required capital has been registered and the Company has acquired a controlling interest over the assets of the HJV. The Company will be required to contribute $500,000 by July 31, 2005, $1,000,000 by December 31, 2005, and the final $1,500,000 by
December 31, 2006. On August 24, 2004, the Company contributed $300,000 and on April 5, 2005 an additional $200,000 was contributed. Upon contribution of an additional $1,000,000 (total of $1,500,000) the Company will have earned a 40% interest in the HJV. Upon the contribution of an additional of $500,000 (total $2,000,000) the Company's interest will increase to 53%. Upon completion of the required capital contributions totaling $3,500,000, the Company will have earned a 70% interest in the joint venture.


NOTE 7- WRITE OFF OF JOINT VENTURE
--------------------------------------------------------------------------------

Effective January 22, 2004, the Company entered into a joint venture under the laws of British Columbia for the purpose of identifying, acquiring and exploring prospective resource opportunities in PRC. Participation in the joint venture was to have been 50% by the Company and 50% by its joint venture partners, subject to adjustments for any future disproportionate funding. The decisions of the joint venture were to have been majority based on each partners' participation interest. The Company contributed $45,759, representing a 50% interest, which has been written off at December 31, 2004, as the Company did not proceed with this opportunity.


NOTE 8 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company is authorized to issue up to 100,000,000 common shares with a par value of $0.001 per share and 10,000,000 preferred shares with a par value of $0.01. For the period from December 31, 2003 to January 18, 2004 (date of the reverse acquisition), changes in Savoy's share capital and deficit were as follows:

                                                                                             Additional
                                                   Common Stock         Preferred Stock       Paid-in
                                                Number     Amount     Number      Received    Capital      Deficit        Total
                                              ----------------------------------------------------------------------------------

Balance, December 31, 2003, as previously
reported by Savoy                             14,271,000   $ 14,271    200,000    $  2,000    $   18,929  $  (38,138)   $ (2,938)
Issued for services                              999,000        999         --          --         8,991          --       9,990
Return and cancellation of preferred shares           --         --   (200,000)     (2,000)        2,000          --          --
Savoy net loss for the period from
January 1 to 18, 2004                                 --         --         --          --            --      (9,990)     (9,990)
                                              ----------------------------------------------------------------------------------
                                              15,270,000     15,270         --          --        29,920     (48,128)     (2,938)
Issued to effect reverse acquisition          22,500,000     22,500         --          --       (22,500)         --          --

                                              ----------------------------------------------------------------------------------

Balance, January 19, 2004                     37,770,000   $ 37,770         --    $     --    $    7,420  $  (48,128)   $ (2,938)
                                              ==================================================================================

During the year ended December 31, 2002, Siranna received proceeds of $360 on the issuance of 200 shares at a price of $1.80 per share.

Effective March 23, 2004, the Company completed a 3 for 1 forward stock split increasing the number of shares of common stock then outstanding from 17,090,000 to 51,270,000. All references to shares of common stock issued and outstanding in these consolidated financial statements have been restated as required to reflect this forward stock split.

During the year ended December 31, 2004, 200,000 outstanding preferred shares were returned to the Company for cancellation at no cost to the Company.

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 2004
--------------------------------------------------------------------------------


NOTE 8 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

Prior to the reverse acquisition, Savoy issued 999,000 shares of common stock for services with a fair value of $9,990.

The Company issued 22,500,000 shares of common stock to effect the reverse acquisition of Siranna as described in Note 3.

Subsequent to the reverse acquisition, the Company issued a total of 27,900,000 shares of common stock on the exercise of stock options at $0.033 per share for total proceeds of $930,000. The Company also issued 750,000 shares for services valued at $150,000.

The Company completed a private placement on July 27, 2004, as amended August 16, 2004. The private placement is comprised of 3,750,000 units, with each unit consisting of one share of common stock at a price of $0.08 per share and one warrant at a price of $0.20 for a period of two years. Management has estimated that the fair value of all the share purchase warrants associated with the private placement is $30,000.

The Company completed a private placement on November 12, 2004 with EIB Capital Corp. of 5,000,000 units consisting of 5,000,000 shares of common stock, 5,000,000 series A warrants exercisable at a price of $0.20 per share to purchase 5,000,000 shares of common stock, and 5,000,000 series B warrants whereby two series B warrants are exercisable at a price of $0.40 to purchase one share of common stock. The Company paid a finder's fee of 5% ($30,000) of the total purchase price in connection with the sale of the units. Management has estimated the fair value of all of the stock purchase warrants to be $60,000. At December 31, 2004 Savoy had received $335,000 in cash and a subscription receivable of $265,000 was outstanding. Subsequent to December 31, 2004, a further $145,000 was received, and an amount of $120,000 of the private placement was cancelled resulting in the cancellation of 1,000,000 common stock.

On February 8, 2005, this private placement was amended in consideration of EIB Capital Corp. undertaking to fund $700,000 towards the second payment due under the Heilongjiang joint venture and a commitment for $200,000 in working capital. The warrants were amended as follows: Warrants consist of series A warrants exercisable to purchase 4,000,000 shares of common stock, series B warrants exercisable to purchase 4,000,000 shares of common stock and series C warrants exercisable to purchase 4,000,000 shares. Five series A warrants are exercisable to purchase seven shares of common stock for $1.40, five series B warrants are exercisable to purchase seven shares of common stock for $2.80 and ten series C warrants are exercisable to purchase one share of common stock for $0.20.

The Company announced, on January 2, 2005, and completed, on January 20, 2005, the sale of units for $300,000 in cash consisting of 2,000,000 shares of common stock and 2,000,000 warrants exercisable to purchase 2,000,000 shares of common stock at $0.30 per share to January 2, 2007 and 2,000,000 warrants exercisable to purchase 2,000,000 shares at $0.45 per share to January 2, 2007. Management's estimate of the fair value of the stock purchase warrants is $30,000

On February 28, 2005, Savoy issued a total of 3,500,000 shares of common stock valued at an aggregate of $525,000 to two individuals for services. Refer to
Note 12.

On April 1, 2005, Savoy sold 1,333,333 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one-half share of common stock, to Alpha Capital Aktiengesellschaft for $200,000. Two warrants are exercisable to purchase one share of common stock at $0.35. The fair value of the warrants, in management's estimation, is $20,000.

On April 23, 2005, an officer and director of Savoy returned 19,000,000 shares of common stock for cancellation contemporaneously with the Company's sale of its equity interest in Siranna to him. The Company also issued 2,000,000 restricted shares of common stock to this individual as part of the transaction. See Note 12.

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 2004
--------------------------------------------------------------------------------


NOTE 8 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

Share Purchase Warrants
The Company's share purchase warrant activity is as follows:
                                                               Weighted Average
                                Number of    Weighted Average      Remaining
                                warrants     Exercise Price    Contractual Life
                               ------------------------------------------------

Balance, December 31, 2003             --   $           --
    Issued during the year     13,750,000             0.20      2.36 years
 Exercised during the year             --               --
   Expired during the year             --               --
                               ------------------------------------------------

Balance, December 31, 2004     13,750,000   $         0.20      2.50 years
                               ================================================

Stock Options
On January 2, 2004, the Board of Directors of the Company approved the adoption of a new stock option plan (the "Plan") allowing for the granting of options exercisable to purchase up to 27,900,000 shares of common stock to directors, officers, employees and consultants of the Company and its former subsidiary. Options granted under the Plan were at prices and for terms as determined by the Board of Directors, with terms not to exceed 10 years. The Plan further provides that the Board of Directors may grant to any key personnel of the Company who are eligible to receive options, one or more incentive stock options at a price not less than fair market value and for a period not to exceed 10 years from the date of grant. Options and incentive stock options granted under the Plan may have vesting requirements as determined by the Board of Directors.

In connection with the reverse acquisition as described in Note 3, the Company granted stock options exercisable to purchase 27,900,000 shares of common stock at $0.033 per share to previous holders of stock options in Siranna to replace options previously granted by Siranna. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the stock options granted in connection with a business combination is included in the determination of the purchase price. The fair value of these options at the date of grant of $NIL was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 2% and an expected volatility of 0%. This volatility was determined on the basis that the options were granted concurrent with the completion of the reverse acquisition and, as such, no relevant historic market volatility had yet been established in the trading of shares of the Company's common stock.

On August 1 2004, the Company granted 300,000 options pursuant to consulting agreements for which a consulting expense of $42,000 was recorded during the third quarter of 2004 representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 2 years, a risk-free interest rate of 3% and an expected volatility of 117%. The options were cancelled on April 7, 2005.

On September 1, 2004, the Company granted 100,000 options pursuant to consulting agreements for which a consulting expense of $8,500 was recorded during the third quarter of 2004 representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 1 to 1.92 years, a risk-free interest rate of 3% and an expected volatility of 145%. The options were cancelled on April 7, 2005.

The Company's stock option activity is as follows:

                                             Weighted Average  Weighted Average
                                 Number of       Exercise        Remaining
                                  options         Price        Contractual Life
                                -----------------------------------------------

Balance, December 31, 2003               --    $          --
   Granted during the year       28,300,000             0.04       2.88 years
 Forfeited during the year               --               --
 Exercised during the year      (27,900,000)            0.033
 Cancelled during the year               --
                                -----------------------------------------------
Balance, December 31, 2004          400,000             0.47      1.47 years
                                ===============================================

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 2004
--------------------------------------------------------------------------------



NOTE 9 - COMMITMENTS
--------------------------------------------------------------------------------

In order to fund the gold and mineral exploration and development operations in China, the Company is required to contribute an additional $3,000,000 to the HJV by December 31, 2006, as described in Note 6.


NOTE 10 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has incurred operating losses from inception to December 31, 2004 that may be available to offset future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded and a fully deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.


NOTE 11 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

In December of 2004, nine plaintiffs filed a civil action, Case Number 04CV4894, styled Byron Hampton, Floyd Wandler, Ryan Wandler, Louis Gheyle, Dimka Boussy, 676538 B.C. Ltd., Donna Koop, Cathy Tough and Platinum Resource Holding (sic), Inc., Plaintiffs, versus Savoy Resources Corp., Robert Slavik, Weiguo Lang, Patricia Cudd, Zhengli (sic) (Charles) Ge, Daniel S. McKinney and PacWest Transfer, LLC, Defendants, in the District Court of El Paso County, Colorado (the "Civil Action"), against seven defendants, including Savoy, the Company's President/Chief Executive Officer and Board of Directors, its transfer agent and its legal counsel. The plaintiffs claimed that the defendants wrongfully cancelled and otherwise dispossessed them of a total of 17,867,250 shares of common stock of Savoy owned collectively by them (the "Shares"). The Company denied the allegations and filed a counterclaim against Mr. Floyd Wandler alleging that he breached his fiduciary duty to Savoy. In January of 2005, the Court granted a temporary restraining order enjoining the defendants from taking any action whatsoever with respect to the Shares and any benefits obtained from them and ordering the defendants to immediately provide a full accounting of any sales or other dispositions of the Shares and any benefits received from them. On May 13, 2005, Savoy and the other defendants, except Mr. Slavik (the "Settling Defendants"), entered into a Settlement Agreement and Mutual Release with the plaintiffs providing for dismissal with prejudice by the plaintiffs of their pending claims and counterclaims against the Settling Defendants and the Settling Defendants' dismissal with prejudice of their pending claims and counterclaims against the plaintiffs in the Civil Action and against two of the plaintiffs and two other individuals, as the defendants, in the civil action number 04-cv-00290-EWN-CBS styled Savoy Resources Corp., a Colorado corporation, Plaintiff, versus Floyd Wandler, Byron Hampton, Michael Gheyle and Robert Welch, Defendants, filed in the United States District Court for the District of Colorado. Savoy filed this case in February of 2005 against the defendants seeking their disgorgement of short swing profits from purchases and sales of common stock of Savoy in violation of Section 16(b) of the Securities Exchange Act of 1934. As part of the settlement, the plaintiffs agreed to the cancellation and return to treasury of 8,055,000 shares of common stock subject to the Civil Action. The balance of 4,000,000 shares will be impounded in escrow and released to the plaintiffs at the rate of 50,000 shares per week on the first day of each week commencing September 1, 2005, through the last week of April 2007.

The Company is the defendant in a civil action filed by Wall Street Investor Resources Corp., a Maryland corporation, in the District Court of El Paso County, Colorado, in April of 2005. The plaintiff seeks to recover damages for alleged unpaid marketing consulting services of $28,221. The Company intends to vigorously defend against the claim.

SAVOY RESOURCES CORP.
(formerly Savoy Capital Investments, Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 2004
--------------------------------------------------------------------------------



NOTE 12 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On January 20, 2005, the Company closed a private placement in reliance upon the exemption from registration under Regulation S under the Securities Act of 1933 for the issuance of 2,000,000 units for $300,000 in cash consisting of 2,000,000 shares of common stock and Series A and B warrants exercisable to purchase a total of 2,000,000 shares at $0.30 per share and 2,000,000 shares at $0.45 per share respectively.

On February 28, 2005, Savoy issued a total of 3,500,000 restricted shares of common stock valued at an aggregate of $525,000 to two individuals for legal and consulting services. At December 31, 2004 $220,000 was owing to these two individuals.

On March 22, 2005, Mr. Robert Slavik tendered his resignation from the offices of President and Chief Executive Officer of Savoy. Also, on March 22, 2005, the Board elected Mr. Arthur Johnson to serve as Savoy's President and Chief Executive Officer to fill the vacancies in these offices created by Mr. Slavik's resignation and to hold office for the unexpired portion of his term. Additionally, on March 22, 2005, Mr. Michael G. Saner (C. Eng.) was appointed to the Advisory Board. Ms. Therese Ramond resigned as Secretary of Savoy effective as of March 31, 2005.

On April 1, 2005, Savoy sold 1,333,333 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one-half share of common stock, to Alpha Capital Aktiengesellschaft for $200,000. Two warrants are exercisable to purchase one share of common stock at $0.35. The Company relied upon the exemption from registration under Regulation S under the Securities Act of 1933 for the sale of the units.

On April 2, 2005, the Board elected Mr. Arthur Johnson and Ambassador William T. Warden to serve as directors of Savoy. Directors hold office until the next annual meeting of our stockholders and until their successors have been elected and qualify. Also, on April 2, 2005, Dr. Weiguo Lang tendered his resignation from the office of Chairman of the Board of Directors of Savoy and Ambassador Warden was elected to serve as the Chairman of the Board of Directors to fill the vacancy in this office created by Dr. Lang's resignation and to hold office for the unexpired portion of Dr. Lang's term.

On April 23, 2005, the Company sold its 97% equity interest in Siranna to Mr. Slavik in consideration for his cancellation and return to treasury of 19,000,000 common shares from his position of 21,000,000 common shares. As part of this agreement, Savoy will issue 2,000,000 new shares of common stock to him. The shares retained by Mr. Slavik and the newly-issued shares will be restricted pursuant to Rule 144 of the General Rules and Regulations under the Securities Act of 1933.

On May 10, 2005, Mr. Slavik submitted his resignation from the positions of Chief Financial Officer, Principal Accounting Officer and director of the Company. Mr. Johnson was elected to succeed Mr. Slavik in the offices of Chief Financial Officer and Principal Accounting Officer for the unexpired portion of his term. Also, on May 10, 2005, the Company cancelled and returned to treasury 1,000,000 units, including series A warrants exercisable to purchase 1,400,000 shares of common stock, series B warrants exercisable to purchase 1,400,000 shares of common stock and series C Warrants exercisable to purchase 300,000 shares, previously sold to EIB Capital. Savoy also cancelled the related subscription receivable of $120,000.

On May 13, 2005, the Company entered into a Settlement Agreement and Mutual Release with eight plaintiffs in the civil action, Case Number 04CV4894, filed in the District Court of El Paso County, Colorado (the "Civil Action"), providing for dismissal with prejudice by the plaintiffs of their pending claims and counterclaims against Savoy and Savoy's dismissal with prejudice of its pending claims and counterclaims against the plaintiffs in the Civil Action and against two of the plaintiffs and two other individuals, as the defendants, in the civil action number 04-cv-00290-EWN-CBS filed in the United States District Court for the District of Colorado. As part of the settlement, the plaintiffs agreed to cancellation and return to treasury of 8,055,000 shares of common stock subject to the Civil Action. The balance of the previously issued 4,000,000 shares will be impounded in escrow and released to the plaintiffs at the rate of 50,000 shares per week on the first day of each week commencing September 1, 2005, through the last week of April 2007.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     On May 17, 2004, Comiskey & Company, P.C., our principal independent public accountant, of 789 Sherman Street, Suite #440, Denver, Colorado 80203, resigned in order to comply with the requirements of Section 203 of the Sarbanes Oxley Act of 2002 with regard to audit partner rotation. Comiskey's reports on our financial statements did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2003 and 2002, and the interim period preceding Comiskey's resignation, there were no disagreements with Comiskey that were not resolved on any matter concerning accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Comiskey's satisfaction, would have caused Comiskey to make reference to the subject matter of the disagreements in connection with its reports. There have been no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-B under the Securities Exchange Act of 1934, during the fiscal years ended December 31, 2003 and 2002, and the interim period preceding Comiskey's resignation. Comiskey furnished a letter dated May 17, 2004, addressed to the Securities and Exchange Commission stating that it agrees with the above statements, a copy of which letter is filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2004.

     On May 10, 2004, our Board of Directors approved and authorized the engagement of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants ("DMCL"), of Suite 1700, 1140 West Pender Street, Vancouver, British Columbia, Canada V6E 4G1, as our principal independent accountant. During the most recent fiscal year ended December 31, 2004, and the interim period prior to the date of this report, we have not consulted DMCL regarding:


     o the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided to us that DMCL concluded was an important factor we considered in reaching a decision as to the accounting, auditing or financial reporting issue; or

     o any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A. Controls and Procedures

     Our President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for Savoy Resources. He has concluded, based upon his evaluation of these controls and procedures as of a date within 90 days of filing of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies or material weakness. We are presently unable to provide segregation of duties within Savoy Resources as a means of internal control. As a result, the Certifying Officer is presently relying on assistance from our Board of Directors to provide short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the company.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

     Set forth below are the names, ages, positions with Savoy Resources and business experience of our directors and executive officers.

       Name                   Age             Positions with Company
       ----                   ---             ----------------------

Arthur Johnson*                69        President,  Chief Executive Officer,
                                         Chief Financial Officer, Principal
                                         Accounting Officer and   Director

William T. Warden*             70        Chairman of the Board of Directors
                                         and Director

Weiguo Lang*                   46        Director

Zenghlin ("Charles") Ge        47        Director

Daniel S. Mckinney*            43        Director
------------------
       *Member of the audit committee.

General

     Directors hold office until the next annual meeting of our stockholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. Johnson devotes approximately 85% of his time, and Mr. Warden devotes approximately 30% of his time, to our business and affairs. Mr. Lang devotes approximately 85% of his time, and Mr. Ge devotes approximately 60% of his time, to the business and affairs of Savoy. Mr. Mckinney devotes such time to Savoy as is necessary to attend meetings of the Board of Directors. Set forth below under "Business Experience" is a description of the business experience of our executive officers and directors. Except as otherwise indicated below, no organization with which any of our directors is or has been previously employed, affiliated or otherwise associated, is or has been affiliated with us.

     Mr. Arthur Johnson has served as the President and Chief Executive Officer of Savoy Resources since March 22, 2005. He has served as a director of Savoy Resources since April 2, 2005, and as our Chief Financial Officer and Principal Accounting Officer since May 10, 2005. Mr. Johnson has over 30 years of mining management experience working with companies headquartered in Johannesburg, South Africa. Since December 2004, he has served as the Chief Financial Officer and a director of Centurion Gold Holdings, Inc., a publicly-traded, "junior" (market capitalization of less than $50 million) gold company with principal operations located in Primrose, South Africa. His responsibilities include company expansion through acquisitions and oversight of corporate governance and reporting requirements. Mr. Johnson served as the Chief Executive Officer, the President and the Chairman of the Board of Directors of Centurion Gold Holdings from June 2003 to December 2004. From February 1998 to April 2003, Mr. Johnson served as the Managing Director of Century Minerals (Pty) Ltd., a resource commodity trading house. He served as a director in Babcock International Group and as a member of the Board of Directors of Skeat Mining for a period of 10 years. Mr. Johnson sold his own chrome business to SA Chrome, a public company. He received a degree in commerce from the University of Cape Town, South Africa, in 1955.

     Ambassador William T. Warden has served as Chairman of the Board of Directors and a director of Savoy Resources since April 2, 2005. He served on our advisory board from February 1, 2005, until his election to the Board of Directors and as Chairman of the Board on April 2, 2005. Ambassador Warden served from 1961 to July 1988 with Canada's Department of Foreign Affairs. During his tenure with the Department, Ambassador Warden was Canada's Ambassador to Nepal and High Commissioner to India from December 1983 to July 1986, Canada's Ambassador to Pakistan and Consul General to Macau from June 1981 to June 1983 and Canada's Consul General to Hong Kong from July 1977 to June 1981. Since July 1990, Ambassador Warren has served as an International Election Observer in numerous countries, including Nicaragua, Peru, Paraguay, Colombia, Venezuela, Ecuador, Guatemala, El Salvador, the Dominican Republic and Zimbabwe. His most recent duties as an International Election Observer were conducted in Palestine's crucial elections in January 2005 following the death of Yasser Arafat. Ambassador Warden has served on the board of directors of several companies and institutions, none of which are publicly-held, including the Centre for Affordable Water Sanitation Technology since October 2003, Operation Eyesight Universal from October 1988 to October 2003, the western office of the Canadian Foundation for the Americas from July 1998 to July 2000, the Canadian Institute for Petroleum Industry Development from September 1990 to October 1994, the Japanese Executive Development Program from October 1988 to July 1991 and the Shastri Indo-Canadian Institute from July 1983 to 1986. From March 1994 to June 1999, he held the position of Chairman of the University of Calgary-Gorbachev Foundation Joint Trust Fund. Ambassador Warden was the Special Envoy to the Calgary Expo 2005 Corporation From March 1996 to June 1997. From February 1987 to March 1988, he served as the Associate Chief of Protocol for the Calgary Winter Olympics. Ambassador Warden has contributed to several international events, including the Canadian visit of President Mikhail Gorbachev, for which he was the primary organizer from 1992 to 1994 and the Canada-India Opportunities Conference and the Canada-Latin America Trade Conference, for which he served as Chairman from 1988 to 1990. From January to August 2002, Ambassador Warden served as a director of the Centre for G8 Activities at the University of Calgary, Alberta, Canada. He was an adjunct professor in the faculty of management of the University of Calgary and the executive director of the University of Calgary's International Centre from September 1988 to June 1998. From July 1986 to July 1988, Ambassador Warden was a visiting professor in the political science department of the University of Calgary. He received a Bachelor of Science degree from the University of Western Ontario in 1955 and a Master's degree from the University of Tennessee in 1961.

     Mr. Weiguo Lang has served as a director of Savoy Resources since July 15, 2004. He served as Chairman of the Board of Directors of Savoy from July 15, 2004, through April 2, 2005. Since January 2003, Mr. Lang has served as the President and a director of Tianjin Chinaquantum Investment and Trade Co., Ltd., a business consulting firm based in Tianjin, China. He has served, since March 1993, as the President and a director of Can Tech & Trade International Corp., a privately-held, business consulting company in Vancouver, British Columbia. From September 1999 to June 2004, Mr. Lang served as the Chairman of the Board of Directors of Q-Net Technologies, Inc., a public, NASDAQ-listed company engaged in high tech development. Mr. Lang obtained his B.Sc. from China and his M.Sc. and Ph.D. from the University of Saskatchewan, Canada.

     Mr. Zhenglin "Charles" Ge has served as a director of Savoy Resources since August 9, 2004. He has served as the President and Chief Executive Officer of the First Institute of Geology Exploration of Heilongjiang Province, located in Mudanjiang, China, since July 1975.

     Mr. Daniel S. Mckinney has served as a director of Savoy Resources since August 2004. He is an investment banker and entrepreneur, who has established a number of businesses over the last two decades. Since April 6, 1998, Mr. Mckinney has served as the President, the Chief Executive Officer and a director of Asia Properties, Inc., a publicly-traded, Bangkok-based real estate development company organized in Nevada and co-founded by him. Since 1989, he has been a director of Coldway Ltd., a closely-held, Hong-Kong-based investment banking firm that he founded in 1989. Mr. Mckinney served as a director of Cement Services, Ltd., a closely-held construction company based in Bangkok, Thailand, from February 1994 to June 2003. From July 1999 to September 2001, he served as a director of Sunflower (USA) Ltd., a public Nevada corporation with an industrial facility in China engaged in the manufacture of copper pipe. Mr. Mckinney was managing director of Mckinney International, a Hong Kong-based gemstone and jewelry company, from June 1981 to December 1999 and Wynmere Ltd., Thailand, a direct selling jewelry company, from May 1984 to September 1987. In 1982, he founded the Hong Kong Gem & Jewelry show and acted as its director until October 1984. Mr. Mckinney graduated from Hong Kong International School in 1979 and attended Houston Baptist University from 1979 to 1981. He speaks Cantonese, Thai, Malay and some Portuguese.

Advisory Board

     Our Advisory Board is presently comprised of only one member, Mr. Michael
G. Saner. Set forth below under "Business Experience" is a description of his business experience. Mr. Saner has not previously been employed, affiliated or otherwise associated with any organization that is or has been affiliated with us.

     Mr. Michael G. Saner (C. Eng.) has served as a member of our Advisory Board since March 22, 2005. Mr. Saner has over 36 years of experience in over 17 countries in all aspects of the business of mineral and resource exploration, including assessment, feasibility, development, operation and investment and financing of commodities and deposit types. He has served as a director of Centurion Gold Holdings since July 2004. From March 2002 to November 2004, Mr. Saner was a consultant and advisor to the Governor of the Bank of Tanzania and his cabinet, with responsibility for monitoring operations and costs at the Buhemba Gold Mine in the Mara region of Tanzania. He was a technical/financial advisor and consultant to Nedbank Ltd. in connection with sovereign loan financing to Behemba Gold Mine from January 2000 to August 2002. From 1996 to 2000, Mr. Saner was a mineral industry consultant and project initiator and developer of various mineral beneficiation projects, including companies involved in chrome chemicals, industrial minerals, rare earths and alluvial diamond deposits. He is a Fellow of the South African Institute of Mining and Metallurgy and a member of the Institute of Materials, Minerals and Mining of the United Kingdom. Mr. Saner received a Bachelor of Science degree in geology from the University of Natal in 1967. He became a Chartered Engineer in the United Kingdom in 1976 and a Professional Natural Scientist in February 1984.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all
Section 16(a) reports they file. Mr. Weiguo Lang, a director of Savoy Resources, has not yet filed an initial statement of beneficial ownership on Form 3 or an annual report on Form 5 concerning his ownership as of December 31, 2004. To the best of our knowledge, except for the foregoing reports, our executive officers, directors and greater than 10% beneficial owners of our common stock, have complied with the Section 16(a) filing requirements applicable to them during the year ended December 31, 2004, and with respect to all subsequent events.

Corporate Governance

     Audit Committee, Charter and Audit Committee Financial Expert. We have a separately designated, standing audit committee and audit committee charter as required by the Securities Exchange Act of 1934. The members of the audit committee are four of our five directors, including Messrs. Arthur Johnson, William T. Warden, Weiguo Lang and Daniel S. Mckinney. A copy of our audit committee charter is filed as an exhibit to this report. Our Board of Directors has affirmatively determined that, in its judgment, each of Messrs. Lang and Mckinney meets all applicable independence standards established by the New York Stock Exchange. The Board of Directors has determined that none of the members of the audit committee is an "audit committee financial expert" within the meaning of rules and regulations adopted by the Securities and Exchange Commission. However, our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations of an audit committee member.

          Our audit committee is responsible for:

     o    selection and oversight of our independent public accountant;

     o establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters;

     o establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters;

     o    engaging outside advisors; and

     o funding for the outside auditory and any outside advisors'engagement by the audit committee.

     Disclosure Committee and Charter. We are in the process of organizing a separately designated, standing disclosure committee and disclosure committee charter. The purpose of the committee is to provide assistance to our senior officers in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed as an exhibit to this report.

     Committees. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

     Code of Ethics. We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to:

     o    deter wrongdoing and promote honest and ethical conduct;

     o provide full, fair, accurate, timely and understandable disclosure in public reports;

     o    comply with applicable laws;

     o    ensure prompt internal reporting of code violations; and

     o    provide accountability for adherence to the code.

     Conflicts of Interest. Certain conflicts of interest existed at December 31, 2004, and may continue to exist between Savoy Resources and our officers and/or directors because of the fact that each has other business interests to which he devotes his attention. Each officer and/or director may continue to do so notwithstanding the fact that management time should be devoted to the business and affairs of Savoy Resources.

     Certain conflicts of interest may exist between Savoy Resources and its management, and conflicts may develop in the future. We have not established policies or procedures for the resolution of current or potential conflicts of interest among Savoy Resources, its officers and directors and/or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of Savoy Resources, and conflicts of interest may arise that can be resolved only through the exercise by members of management of their best judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse.


Item 10. Executive Compensation

         Mr. Andrew N. Peterie, Sr., served as our sole executive officer and director for each of the fiscal years ended December 31, 2003 and 2002. On
January 2, 2004, Mr. Peterie resigned and appointed Mr. Floyd Wandler as the President, the Chairman of the Board of Directors and a director of Savoy Resources. We paid Mr. Peterie for his consulting services to us from the date of his resignation as an executive officer and director of Savoy Resources on January 2, 2004, through June 30, 2004. On February 3, 2004, Mr. Wandler appointed Messrs. Clint B. Sharples and Philip J. Walsh to be additional directors of Savoy Resources. Mr. Sharples was elected to the position of Secretary on April 7, 2004. Mr. Wandler received fees for consulting services performed for Savoy Resources and he and Mr. Sharples were reimbursed for their out-of-pocket expenses incurred for Savoy Resources' benefit. Neither Mr. Wandler nor Mr. Sharples received any compensation under either of our compensation plans or an option to purchase any of our securities. Mr. Walsh received no compensation for his services to us.

     Mr. Walsh resigned as a director of Savoy Resources on May 7, 2004. On July 15, 2004, Messrs. Wandler and Sharples resigned as executive officers and directors of Savoy Resources and elected Mr. Robert Slavik to be the President, the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and a director of Savoy Resources and Mr. Weiguo Lang to be the Chairman of the Board of Directors and a director of Savoy Resources. Messrs. Zenghlin "Charles" Ge and Daniel S. Mckinney were elected to serve as directors of Savoy Resources on August 17, 2004. We elected Ms. Therese Ramond to serve in the position of Secretary on November 9, 2004. On February 1, 2005, Mr. William T. Warden was elected to serve as a member of our advisory board. We paid Mr. Slavik and Ms. Ramond consulting fees for their services to Savoy Resources, and we reimbursed them and Messrs. Lang and Mckinney for certain of their out-of-pocket expenses incurred on Savoy Resources' behalf, during the 2004 fiscal year. We granted Messrs. Slavik and Lang and Ms. Ramond options under one of our compensation plans that were exercised to purchase shares of our common stock at $0.10 per share.

     On March 22, 2005, Mr. Slavik resigned from the offices of President and Chief Executive Officer of Savoy Resources, Mr. Arthur Johnson was elected to be Mr. Slavik's successor in these positions and Mr. Michael G. Saner was elected to serve on our advisory board. Ms. Ramond resigned as our Secretary effective as of March 31, 2005. On April 2, 2005, Mr. Lang resigned as the Chairman of the Board of Directors of Savoy Resources, Mr. William T. Warden was elected to succeed Mr. Lang as Chairman of the Board and Mr. Johnson was elected to serve as a director of Savoy Resources. On May 10, 2005, Mr. Slavik resigned from the positions of Chief Financial Officer, Principal Accounting Officer and director of Savoy Resources and Mr. Johnson was elected to succeed Mr. Slavik in the offices of Chief Financial Officer and Principal Accounting Officer. For the foreseeable future, neither Mr. Johnson, Mr. Warden nor Mr. Saner will receive any compensation for their services performed in all capacities for us except for reimbursement for their out-of-pocket expenses properly incurred for our benefit.

     The following table sets forth information concerning the compensation of our executive officers, including the dollar value of base salary and/or other annual compensation earned, and the number of securities underlying stock options granted, during the 2004, 2003 and 2002 fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation
                             Annual Compensation                         Awards
                          -------------------------        ------------------------------------
   (a)           (b)        (c)            (d)                  (e)                 (f)
Name and                               Other Annual          Restricted           Securities
Principal                              Compensation        Stock Award(s)         Underlying
Position        Year      Salary($)        ($)                  ($)            Options/SAR's(#)
-----------------------------------------------------------------------------------------------
Andrew N.        2004        $-0-          $35,000(1)          $-0-                  -0-
Peterie, Sr.,    2003        $-0-              $-0-            $-0-                  -0-
President,       2002        $-0-              $-0-            $-0-                  -0-
Secretary
and
Treasurer

Floyd            2004(2)     $-0-           $57,660(3)         $-0-                  -0-
Wandler,
President
and
Chairman
of the
Board of
Directors

Clint            2004(4)     $-0-            $4,054            $-0-                  -0-
Sharples,
Secretary

Robert           2004(5)     $-0-          $ 63,000(6)         $-0-              13,500,000
Slavik,
President,
Chief
Executive
Officer,
Chief
Financial
Officer and
Principal
Accounting
Officer



Weiguo           2004(5)     $-0-          $  5,000            $-0-               1,500,000
Lang,
Chairman
of the
Board of
Directors

Therese          2004(7)      $-0-          $36,450            $-0-               3,000,000
Ramond,
Secretary

Daniel S.        2004(8)      $-0-          $ 5,000            $-0-                  -0-
Mckinney
------------------

     (1)  Fees for consulting services.

     (2)  Served from January 2 through July 15, 2004.

     (3) Includes $14,392 in fees for consulting services and $43,268 as reimbursement for out-of-pocket expenses.

     (4)  Served from April 7 through July 15, 2004.

     (5)  Served from July 15 through December 31, 2004.

     (6)  Includes $16,000 in fees for consulting services to Siranna.

     (7)  Served from November 9 through December 31, 2004.

     (8) Includes $26,450 in consulting fees for product marketing consulting services and $6,973 as reimbursement for out-of-pocket expenses.

     (9)  Served since August 17, 2004.

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 2004, to each of the named executive officers.

                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants

   (a)                  (b)               (c)              (d)         (e)

                                         % of
                     Number of           Total
                    Securities        Options/SARs
                    Underlying         Granted to       Exercise
                    Options/SARs       Officers         or Base
                     Granted           in Fiscal         Price     Expiration
    Name               (#)                Year          ($/Sh)        Date
--------------------------------------------------------------------------------
Robert             13,500,000             48.4%          $0.10       1/2/07
Slavik,
President,
Chief
Executive
Officer,
Chief
Financial
Officer and
Principal
Accounting
Officer

Therese             3,000,000             10.8%          $0.10       1/2/07
Ramond,
Secretary

Weiguo              1,500,000              5.4%          $0.10       1/2/07
Lang,
Chairman
of the
Board of
Directors

         The following table sets forth information concerning each exercise of stock options during the fiscal year ended December 31, 2004, by each of the named executive officers. At fiscal year-end, each executive officer had exercised all stock options granted to him or her and there were no unexercised options.


         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
                                Option/SAR Values

      (a)              (b)            (c)                 (d)                (e)
                                                       Number Of
                                                       Securities          Value Of
                                                      Underlying         Unexercised
                                                      Unexercised        In-The-Money
                                                     Options/SAR's At   Options/SARs At
                      Shares          Value            FY-End (#)         FY-End ($)
                    Acquired On      Realized         Exercisable/       Exercisable/
    Name            Exercise (#)       ($)            Unexercisable      Unexercisable
-----------------------------------------------------------------------------------------
Robert             13,500,000      $10,644,609         -0-                   $-0-
Slavik,
President,
Chief
Executive
Officer,
Chief
Financial
Officer and
Principal
Accounting
Officer

Therese            3,000,000       $   868,000        -0-                   $-0-
Ramond,
Secretary

Weiguo             1,500,000       $ 1,210,500        -0-                   $-0-
Lang,
Chairman
of the
Board of
Directors

Compensation Plans

     We have two compensation plans, the Savoy Resources Capital Investments, Inc. Stock Option Plan adopted in January of 2004 and the Savoy Resources Capital Investments, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 adopted in December of 2003, which we have used to compensate consultants with stock options or restricted stock. Nine hundred ninety-nine shares of common stock remain available for issuance under the 2003 plan and no shares are available for issuance under the 2004 plan. None of our current executive officers or directors has received any compensation under either plan, except Mr. Robert Slavik, who has agreed to resign as an officer subsequent to the filing of this report.

Further, we do not, at present, provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans. However, we may establish various executive incentive plans and programs in the future. The provisions of these plans and programs will be at the discretion of our Board of Directors.

Compensation of Directors

     We have no standard arrangements for compensating our directors, other than for the general reimbursement of out-of-pocket expenses properly incurred for our benefit.

Indemnification

     Our Amended and Restated Articles of Incorporation include provisions to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against those persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which they shall be determined not to have acted in good faith and in our best interests. With respect to matters as to which our officers, directors and others are determined to be liable for misconduct or negligence, including gross negligence, in the performance of their duties to Savoy Resources, our Amended and Restated Articles of Incorporation provide for indemnification only to the extent that the court in which the action or suit is brought determines that the person is fairly and reasonably entitled to indemnification for those expenses that the court deems proper. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to officers, directors or persons controlling us pursuant to the foregoing, we have been informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of our common stock as of May 17, 2005, by each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Except as otherwise indicated, each stockholder named in the table has sole voting and investment power with respect to the shares beneficially owned.


                                                Shares
    Name and Address of                      Beneficially             Percent
      Beneficial Owner                          Owned                 of Class
------------------------------               -------------            --------
EIB Capital Corp.
1037 42nd Street
Brooklyn, New York 11219                     16,400,000 (1)            25.6%

KLM Consulting
3090 O'Hara Lane
Surrey, British Columbia
Canada V4A 3E7                                7,500,000 (2)            11.7%

Jean Guy Lambert
1801 McGill College Avenue, Suite #1325
Montreal, Quebec
Canada H3A 2N4                                6,000,000 (3)             9.4%

Robert Slavik
26 Rue Saint Andre des Arts
Paris, France 75006                           4,000,000                 6.2%

Weiguo Lang
Suite 2302, Building 10, Jianqai SOHO
39 East Third Ring Road
Beijing, China                                1,500,000 (4)             2.3%

Arthur Johnson
18 George Avenue
2128 Rivonia
Johannesburg, RSA                                    -0-               00.0%

William T. Warden
43 Sunrise Way, Rural Route 1
Priddis, Alberta
Canada TOL 1WO                                       -0-               00.0%

Zhenglin ("Charles") Ge
Suite 501, Unit 3, Building 12
Ziyun 2 Area, Pingan Street
Mudanjiang, China                                    -0-               00.0%

Daniel S. Mckinney
F-12A-61 Mar Vista Resort
#1 Batu Ferringhi Road
Penang, Malaysia 11100                               -0-               00.0%

All Executive Officers and
  Directors as a Group (five
  persons)                                    1,500,000                 2.3%
------------------

     (1) ) Includes 5,600,000 shares of common stock issuable upon the exercise of series A warrants on or prior to February 7, 2008, of which five series A warrants are exercisable to purchase seven shares of common stock for $1.40, 5,600,000 shares of common stock issuable upon the exercise of series B warrants on or prior to February 7, 2009, of which five series B warrants are exercisable to purchase seven shares of common stock for $2.80, and 1,200,000 shares of common stock issuable upon the exercise of series C warrants on or prior to February 7, 2009, of which ten series C warrants are exercisable to purchase one share of common stock for $0.20 per share.

     (2) Includes 3,750,000 shares of common stock issuable upon the exercise of warrants at $0.20 per share on or prior to August 15, 2006.

     (3) Includes 2,000,000 shares of common stock issuable upon the exercise of series A warrants at $0.30 per share, and 2,000,000 shares of common stock issuable upon the exercise of series B warrants at $0.45 per share, on or prior to January 2, 2007.

     (4) Owned of record by Chinaquantum Investment and Trade Co. Ltd., a corporation owned and managed by Mr. Lang.

     As of May 17, 2005, there were 64,003,333 shares of common stock issued and outstanding, including 20,816,667 shares of common stock issuable upon the exercise of outstanding warrants within 60 days of the date of this report. Messrs. Arthur Johnson, William T. Warden, Weiguo Lang, Zhenglin ("Charles") Ge and Daniel S. Mckinney serve as members of our Board of Directors. Mr. Johnson is our President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and Mr. Warden is Chairman of the Board of Directors.

     The following table sets forth certain information as of December 31, 2004, regarding the Savoy Capital Investments, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003, under which shares of our common stock are authorized for issuance. The plan was adopted without the approval of our stockholders. The material features of the plan are described on page 15 of this report under Item 5. "Market for Common Equity and Related Stockholder Matters," subsection (c) "Securities Authorized for Issuance under Equity Compensation Plans."


                                      Shares Remaining
                        Shares to Be Issued         Weighted-Average          Available for Future
                         Upon Exercise of          Exercise Price of          Issuance (Excluding Shares
Name of Plan            Outstanding Options       Outstanding Options      Reflected in First Column)
------------            -------------------       -------------------     ---------------------------------

Savoy Capital
Investments, Inc.
Non-Employee
Directors and
Consultants
Retainer Stock
Plan for the
Year 2003                      N/A                          N/A                       999


Item 12. Certain Relationships and Related Transactions

     On January 19, 2004, we issued 22,500,000 shares of common stock to Mr. Geoffrey Armstrong in exchange for his shares of Siranna, representing 97% of Siranna's outstanding shares. Mr. Armstrong acquired the shares from Siranna in consideration for services performed by him in connection with the organization of the company on September 24, 2002, valued at a nominal amount. The acquisition resulted in a change of control of Savoy Resources and, as a result of the transaction, Siranna, a private Madagascar company, became a 97%-owned subsidiary of Savoy Resources. Siranna owned two gemstone exploration properties totaling 12.5 square kilometers located in northern Madagascar, together with permits allowing for full resource exploitation and gemstone exportation. On October 18, 2004, Mr. Armstrong transferred 21,000,000 of said 22,500,000 shares to Mr. Robert Slavik. On April 23, 2005, Savoy Resources sold its 97% equity interest in Siranna to Mr. Slavik in consideration for his agreement to the cancellation and return to treasury of 19,000,000 of the 21,000,000 shares of common stock, the retention by Mr. Slavik of 2,000,000 of said shares and the issuance to him of 2,000,000 additional shares of common stock. Mr. Slavik resigned as an officer and director of Savoy Resources on May 10, 2005.

     In early January of 2004, we granted Mr. Slavik options exercisable to purchase 13,500,000 shares of our common stock. These options were exercised to purchase a total of 12,900,000 shares of common stock for $430,000, or $0.033 per share, during the period from January 29 through April 29, 2004. In late June of 2004, we cancelled and re-issued 5,281,625 of these shares of common stock to Mr. Slavik and we issued an additional 500,000 shares of common stock to him upon the exercise of options to purchase the shares for $16,667, or $0.033 per share. Of these 5,781,625 shares of common stock, 5,181,625 shares were cancelled and returned to treasury on May 11, 2005. The 4,000,000 shares of common stock held by Mr. Slavik, including 2,000,000 shares retained by him from the Siranna transaction and 2,000,000 newly-issued shares, represent 5.9% of our outstanding common stock.

     In early January of 2004, we granted Tianjin Chinaquantum Investment and Trade Co. Ltd., a corporation owned and managed by Mr. Weiguo Lang, a director of Savoy, options exercisable to purchase 1,500,000 shares of our common stock. These options were exercised to purchase all 1,500,000 underlying shares of common stock for $50,000, or $0.033 per share, on February 26, 2004. The 1,500,000 shares owned by Tianjin Chinaquantum Investment and Trade Co. represent 2.2% of our outstanding common stock.

     On August 16, 2004, we issued 3,750,000 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one share of common stock at $0.20 per share through August 15, 2006, to KLM Consulting for $300,000 in cash, or $0.08 per unit. After giving effect to exercise of the warrants to purchase a total of 3,750,000 shares of common stock, KLM Consulting owns 7,500,000 shares, representing 11.2% of our outstanding common stock.

     On November 12, 2004, we issued 5,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.20 per share through November 11, 2007, and one series B warrant exercisable to purchase one-half share of common stock through November 11, 2008, of which two series B warrants are exercisable to purchase one share of common stock at $0.40, to EIB Capital Corp. Of the $600,000 purchase price for the units, we received $305,000 (net of a finder's fee of $30,000) on or about November 12, 2004, and $175,000 during the period from December through May of 2005. We agreed to register the shares of common stock and the shares underlying the warrants with the Securities and Exchange Commission upon EIB Capital's request. On February 8, 2005, we increased the number of shares of common stock underlying the series A warrants from 5,000,000 to 7,000,000 shares and the number of shares underlying the series B warrants from 2,500,000 to 7,000,000 shares, and extended the term of the series A warrants through February 7, 2008, and the term of the Series B warrants through February 7, 2009. Additionally, we included in each unit one series C warrant exercisable to purchase three-tenths share of common stock through February 7, 2009, of which ten series C warrants are exercisable to purchase one share of common stock at $0.20, and granted EIB Capital registration rights for the additional shares of common stock underlying the warrants. As consideration for the increase in the number of shares of common stock underlying the series A and B warrants, the inclusion in the units of the series C warrants and the grant of registration rights, EIB Capital provided us with an undertaking in the amount of $700,000 to fund the second payment due under our joint venture agreement with the First Institute of Heilongjiang Province, China, and a commitment for $200,000 in working capital to be made available upon mutually acceptable terms and conditions based upon market conditions. On May 10, 2005, we cancelled and returned to treasury 20% of the units issued to EIB Capital, including 1,000,000 shares of common stock, 1,400,000 shares of common stock underlying the series A warrants, 1,400,000 shares of common stock underlying the series B warrants and 300,000 shares underlying the series C warrants included in the units. After giving effect to exercise of the warrants to purchase a total of 12,400,000 shares of common stock, EIB Capital owns 16,400,000 shares, representing 25% of our outstanding common stock.

     On January 3, 2005, we issued 2,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.30 per share, and one series B warrant exercisable to purchase one share at $0.45 per share, through January 2, 2007, to Mr. Jean Guy Lambert for $300,000 in cash, or $0.15 per unit. After giving effect to exercise of the warrants to purchase a total of 4,000,000 shares of common stock, Mr. Lambert owns 6,000,000 shares, representing 8.9% of our outstanding common stock.

     On March 29, 2005, we issued 1,333,333 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one-half share of common stock through March 28, 2008, of which two warrants are exercisable to purchase one share of common stock at $0.35, to Alpha Capital Aktiengesellschaft for $200,000 in cash, or $0.15 per unit. After giving effect to exercise of the warrants to purchase a total of 666,667 shares of common stock, Alpha Capital owns 2,000,000 shares, representing 3% of our outstanding common stock.

Item 13. Exhibits and Reports on Form 8-K

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

Item
Number                                      Description
------------   -----------------------------------------------------------------
      3.0      Articles of Incorporation of Savoy Resources Capital Investments,
               Inc., filed March 6, 1997. (Incorporated in this report by reference to Exhibit 3.1 to the Registration Statement on Form
               10-SB, File No. 000-32103, filed on December 8, 2000.)

      3.1 Amended and Restated Articles of Incorporation of Savoy Capital Investments, Inc., filed October 26, 1998. (Incorporated in this report by reference to Exhibit 3.2 to the Registration Statement on Form 10-SB, File No. 000-32103, filed on December 8, 2000.)

      3.2 Articles of Amendment to the Articles of Incorporation of Savoy Capital Investments, Inc., filed on March 23, 2004. (Incorporated in this report by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

      3.3 Bylaws of Savoy Capital Investments, Inc. (Incorporated in this report by reference to Exhibit 3.3 to the Registration Statement on Form 10-SB, File No. 000-32103, filed on December 8, 2000.)

      3.4      Amended Bylaws of Savoy Resources Corp.

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

      4.9 Stock Purchase Warrant dated August 16, 2004, of KLM Consulting exercisable to purchase 3,750,000 shares of common stock at $0.20 per share through August 15, 2006.

     4.10 Series A Stock Purchase Warrant dated November 12, 2004, of EIB Capital Corp. exercisable to purchase 5,000,000 shares of common stock at $0.20 per share through November 11, 2007.

     4.11 Series B Stock Purchase Warrant dated November 12, 2004, of EIB Capital Corp. exercisable to purchase 2,500,000 shares of common stock through November 11, 2008, of which two series B warrants are exercisable to purchase one share of common stock at $0.40.

     4.12 Series A Stock Purchase Warrant dated January 3, 2005, of Jean Guy Lambert exercisable to purchase 2,000,000 shares of common stock at $0.30 per share through January 2, 2007.

     4.13 Series B Stock Purchase Warrant dated January 3, 2005, of Jean Guy Lambert exercisable to purchase 2,000,000 shares of common stock at $0.45 per share through January 20, 2007.

     4.14 Amended Series A Stock Purchase Warrant dated February 8, 2005, of EIB Capital Corp. exercisable to purchase 7,000,000 shares of common stock through February 7, 2008, of which five series A warrants are exercisable to purchase seven shares of common stock at $1.40.

     4.15 Amended Series B Stock Purchase Warrant dated February 8, 2005, of EIB Capital Corp. exercisable to purchase 7,000,000 shares of common stock through February 7, 2009, of which five series B warrants are exercisable to purchase seven shares of common stock at $2.80.

     4.16 Series C Stock Purchase Warrant dated February 8, 2005, of EIB Capital Corp. exercisable to purchase 1,500,000 shares of common stock through February 7, 2009, of which ten series C warrants are exercisable to purchase one shares of common stock at $0.20.

     4.17 Stock Purchase Warrant dated March 29, 2005, of Alpha Capital Aktiengesellschaft exercisable to purchase 666,667 shares of common stock at $0.20 per share through March 28, 2008, of which two Warrants are exercisable to purchase one share at an exercise price of $0.35.

     10.0 Share Purchase Agreement dated December 23, 2003, between Savoy Capital Investments, Inc., and Geoffrey Armstrong with regard to the issuance of 7,500,000 shares of common stock in exchange for 97% of Siranna. (Incorporated in this report by reference to Exhibit 10.0 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

     10.1 Executive Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc., and Robert Slavik. (Incorporated in this report by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

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

     10.7 Product Marketing Consulting Services Agreement dated January 2, 2004, between Savoy Capital Investments, Inc, and Therese Ramond. (Incorporated in this report by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB filed on April 26, 2004.)

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

    10.11 Mutual Release and Indemnification Agreement dated July 15, 2004, between Savoy Resources Corp., Geoffrey Armstrong and Robert Slavik, on the one hand, and Floyd Wandler and Clint Sharlples, on the other hand.

    10.12 Subscription Agreement dated August 16, 2004, between Savoy Resources Corp. and KLM Consulting as to 3,750,000 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one share of common stock at $0.20 per share through August 15, 2006.

    10.13 Securities Purchase Agreement dated November 12, 2004, between Savoy Resources Corp. and EIB Capital Corp as to 5,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.20 per share through November 11, 2007, and one series B warrant exercisable to purchase one-half share of common stock through November 11, 2008, of which two series B warrants are exercisable to purchase one share of common stock at $0.40.

    10.14 Subscription Agreement dated January 3, 2005, between Savoy Resources Corp. and Jean Guy Lambert as to 2,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.30 per share, and one series B warrant exercisable to purchase one share of common stock at $0.45 per share, through January 2, 2007.

    10.15 Amended Securities Purchase Agreement dated February 8, 2005, between Savoy Resources Corp. and EIB Capital Corp as to 5,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one and two-fifths shares of common stock through February 8, 2008, of which five series A warrants are exercisable to purchase seven shares of common stock at $1.40, one series B warrant exercisable to purchase one and two-fifths shares of common stock through February 8, 2009, of which five series B warrants are exercisable to purchase seven shares of common stock at $2.80, and one series C warrant exercisable to purchase three-tenths share of common stock through February 8, 2009, of which ten series C warrants are exercisable to purchase one share of common stock at $0.20.

    10.16 Agreement for the Sale and Cancellation of Shares of Common Stock of Savoy Resources Corp. and Sale of Shares of Societe Siranna S.A.R.L. dated April 23, 2005, between Savoy Resources Corp. and Robert Slavik.

    10.17 Subscription Agreement dated March 29, 2005, between Savoy Resources Corp. and Alpha Capital Aktiengesellschaft as to 1,333,333 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one-half share of common stock at $0.20 per share through March 28, 2008, of which two warrants are exercisable to purchase one share of common stockat an exercise price of $0.35.

   10.18 Addendum to Contract Between the First Institute of Geology Exploration of Heilongjiang Province and Savoy Resources Corp. dated May 11, 2005.

   10.19 Settlement Agreement and Mutual Release dated May 13, 2005, between Byron Hampton, Floyd Wandler, Ryan Wandler, Louis Gheyle, Dimka Boussy, 676538 B.C. Ltd., Donna Koop, Cathy Tough and Platinum Resource Holdings, Inc., on the one hand, and Savoy Resources Corp., PacWest Transfer, LLC, Weiguo Lang, Patricia Cudd and Daniel S. Mckinney, on the other hand.

     14.0      Code of Ethics.

     31.1      Certificate pursuant to Rule 13a-14a.

     32.1      Certificate pursuant to 18 U.S.C. (xi)1350.

     99.1      Audit Committee Charter.

     99.1      Disclosure Committee Charter.

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2004.


Item 14. Principal Accountant Fees and Services.

     Appointment of Independent Auditor and Fees. Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, of Suite 1700, 1140 West Pender Street, Vancouver, British Columbia, Canada V6E 4G1, served as our independent auditors for the fiscal year ended December 31, 2004. We paid Dale Matheson Carr-Hilton LaBonte approximately $42,000 in fees for the year ended December 31, 2004, for professional services rendered for the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-QSB and services that they normally provide in connection with statutory and regulatory filings or engagements for that fiscal year.

     We established a separately-designated, standing audit committee in January of 2004, which presently consists of four of the six members of our Board of Directors. Under procedures established by the Board of Directors, the audit committee will be required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of these services do not impair the auditor's independence.

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

                                          SAVOY RESOURCES CORP.



Date:  May 19, 2005                       By: /s/ Arthur Johnson
                                              -----------------------------
                                              Arthur Johnson, President,
                                              Chief Executive Officer,
                                              Chief Financial Officer  and
                                              Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date:  May 19, 2005                           /s/ Arthur Johnson
                                              ---------------------------------
                                              Arthur Johnson, President,
                                              Chief Executive Officer,
                                              Chief Financial Officer,
                                              Principal Accounting Officer and
                                              Director (Principal Executive,
                                              Financial and Accounting Officer)