Form 10QSB
period 2005-03-31
SAVOY RESOURCES CORP
filed 2005-05-31
CIK 1113190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                        Commission file number 000-032103


                              Savoy Resources Corp.
         ---------------------------------------------------------------
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

                               011-27-11-807-1446
                               ------------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 80,670,000 shares of common stock, $0.001 par value per share, outstanding as of May 30, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                              SAVOY RESOURCES CORP.
                         (an Exploration Stage Company)


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2005

                                   (Unaudited)





CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS




                              SAVOY RESOURCES CORP.
                         (an Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,    December 31,
                                                                               2005          2004
   ---------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
                                     ASSETS
   CURRENT ASSETS
      Cash                                                                  $   156,640    $        --
      Advances receivable (Note 5)                                               81,138         81,138
      Prepaids                                                                    3,500             --
                                                                            -----------    -----------

                                                                                241,278         81,138
   EQUIPMENT, net of depreciation                                                36,315         39,321
   INTEREST IN HEILONGJIANG JOINT VENTURE (Note 6)                                    1              1
   MINERAL PROPERTIES (Note 4)                                                        1              1
                                                                            -----------    -----------

                                                                            $   277,595    $   120,461
                                                                            ===========    ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

   CURRENT LIABILITIES
      Bank overdraft                                                        $        --    $     1,710
      Accounts payable and accrued liabilities                                  409,517        397,885
      Due to related parties (Note 5)                                           195,619        117,140
      Loan payable                                                               34,285         34,285
                                                                            -----------    -----------

                                                                                639,421        551,020
                                                                            -----------    -----------

   CONTINGENCIES (Note 1 and 10)
   COMMITMENTS (Note 8)

   STOCKHOLDERS' EQUITY (DEFICIENCY)
      Capital stock (Note 7)
         Common stock $0.001 par value; 100,000,000 shares authorized,
         80,670,000 issued and outstanding (December 31, 2004:75,170,000)        80,670         75,170
         Preferred stock $0.01 par value; 10,000,000 shares authorized,
         NIL shares issued and outstanding                                           --             --
      Additional paid-in capital                                              2,632,600      1,873,100
      Common stock purchase warrants (Note 7)                                   120,000         90,000
      Share subscriptions received                                              100,000        100,000
      Share subscriptions receivable                                           (186,000)      (265,000)
      Deficit accumulated during the exploration stage                       (3,109,096)    (2,303,829)
                                                                            -----------    -----------
                                                                               (361,826)      (430,559)
                                                                            -----------    -----------

                                                                            $   277,595    $   120,461
                                                                            ===========    ===========

          The accompanying notes are an integral part of these interim consolidated financial statements




                              SAVOY RESOURCES CORP.
                         (an Exploration Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            For the three months ended     September 24,
                                                             March 31,       March 31,     2002 (inception)
                                                              2005             2004     to March 31, 2005
----------------------------------------------------------------------------------------------------------
EXPENSES
   Consulting and management                               $    397,607    $    118,128    $    897,889
   Consulting - stock based compensation                             --              --          50,500
   Depreciation                                                   3,006              --          10,271
   General and administrative                                    62,450          38,747         225,233
   Mineral property exploration and development expenses             --          73,643         326,581
   Investor relations and promotion                                  --          79,687         260,623
   Professional fees                                            236,920          28,941         762,213
   Transfer agent and filing fees                                    --           6,334          26,843
   Travel                                                        94,757          40,733         308,213
   Wages and benefits                                            10,527              --         120,623
   Write-off of joint venture                                        --              --          45,759
                                                           ------------    ------------    ------------

NET LOSS FOR THE PERIOD                                    $   (805,267)   $   (386,213)   $  3,068,748
                                                           ============    ============    ============



 BASIC NET LOSS PER SHARE                                  $      (0.01)   $      (0.01)
                                                           ============    ============

 WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                       79,020,000      42,051,758
                                                           ============    ============




          The accompanying notes are an integral part of these interim consolidated financial statements




                              SAVOY RESOURCES CORP.
                         (an Exploration Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             For the three months ended     September 24,
                                                             March 31,         March 31,   2002 (inception)
                                                               2005              2004     to March 31, 2005
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                    $  (805,267)   $  (386,213)     $(3,068,748)
    Adjustments  to  reconcile  net  loss to net
    cash  used in  operating activities
    - depreciation                                                 3,006             --           10,271
    - stock-based compensation                                        --             --           50,500
    - write-off of  joint venture                                     --             --           45,759
    - mineral property exploration costs                              --             --          299,999
    - non-cash professional and consulting fees                  305,000             --          465,000
    Changes in non-cash working capital items:                        --
    - prepaid expenses and advances receivable                    (3,500)      (104,839)         (84,638)
    - accounts payable and accrued liabilities                   231,632         11,431          626,410
    - due to related parties                                      78,479             --           78,479
                                                             -----------    -----------      -----------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                     (190,650)      (479,621)      (1,576,968)
                                                             -----------    -----------      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Cash acquired on reverse acquisition of Savoy                       --            169              169
  Advances to joint venture                                           --             --          (45,759)
  Advances to Heilongjiang Joint Venture                              --             --         (300,000)
  Mineral properties                                                  --             --               (1)
  Purchase of equipment                                               --         (9,506)         (46,586)
                                                             -----------    -----------      -----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                           --         (9,337)        (392,177)
                                                             -----------    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                  (1,710)            --               --
  Common shares issued and share subscriptions received          349,000        600,000        1,974,360
  Related party advances                                              --         10,000          117,140
  Loan payable                                                        --             --           34,285
                                                             -----------    -----------      -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                         347,290        610,000        2,125,785
                                                             -----------    -----------      -----------

INCREASE IN CASH                                                 156,640        121,042          156,640

CASH, BEGINNING OF PERIOD                                             --             --               --
                                                             -----------    -----------      -----------

CASH, END OF PERIOD                                          $   156,640    $   121,042      $   156,640
                                                             ===========    ===========      ===========


 SUPPLEMENTARY DISCLOSURE:
 Interest paid                                               $        --    $        --      $        --
                                                             ===========    ===========      ===========
 Income taxes paid                                           $        --    $        --      $        --
                                                             ===========    ===========      ===========

OTHER SIGNIFICANT NON-CASH TRANSACTIONS:
         Refer to Notes 3 and 7.



          The accompanying notes are an integral part of these interim consolidated financial statements

                             SAVOY RESOURCES CORP.
                         (an Exploration Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------


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

Effective March 23, 2004, the Company changed its name from Savoy Capital Investments, Inc. to Savoy Resources Corp.

Siranna owned two gemstone exploration properties totaling 12.5 square kilometers. The properties were located in northern Madagascar near the provincial capital, Diego Suarez. The acquisition included full resource exploitation and gemstone exportation permits and allowed Savoy to conduct a precious gemstone exploration and marketing business. Subsequent to March 31, 2005 the Company sold its interest in Siranna to a former Director and Officer of the Company. Refer to Note 4.

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

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should also be read in conjunction with Savoy's audited financial statements as at December 31, 2004 included in the Form 10-KSB.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of presentation
The financial statements have been prepared on a consolidated basis and include the accounts of the Company and its 97%-owned subsidiary, Siranna. All significant inter-company transactions and balances have been eliminated.

SAVOY RESOURCES CORP.
(an Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

Mineral property costs
----------------------
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties mineral property joint venture interests. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at March 31, 2005, any potential costs relating to the disposition of the Company's mineral property interests are not yet determinable.

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

Stock-Based Compensation
------------------------
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2003. No pro forma disclosures have been provided as the fair value of the options granted during the period was determined to be $NIL, as described in Note 7.

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

SAVOY RESOURCES CORP.
(an Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

Stock-Based Compensation (cont'd)
---------------------------------
The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000, with the exception of certain events occurring after December 15, 1998.

Equipment
---------
Equipment is stated at cost. Depreciation is computed on the following basis:
Computer and other equipment - declining balance basis at 30% per year; Furniture and fixtures - 5 year straight-line.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation," foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R no later than the beginning of the Company's fourth quarter ending December 31, 2005. The adoption of SFAS 123 did not have a material impact on the Company's financial position or results of operations.

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

SAVOY RESOURCES CORP.
(an Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------



NOTE 3 - ACQUISITION OF SOCIETE SIRANNA S.A.R.L. (cont'd)
--------------------------------------------------------------------------------

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


NOTE 4 - MINERAL PROPERTIES
--------------------------------------------------------------------------------

Siranna held an operating permit to two gemstone exploration and development properties, which are located in the province of Antsiranana, Republic of Madagascar. The two gemstone exploration and development properties were prospected, staked and registered with the Madagascar Ministry of Energy and Mines, on behalf of Siranna by Siranna's resident geologist on February 27, 2003 and were contributed to Siranna for nominal consideration of $1. Savoy had intended to develop a precious gemstone exploration and marketing business based on Siranna's possession of full resource exploitation and gemstone exportation permits.

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

SAVOY RESOURCES CORP.
(an Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------



NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the three month period ended March 31, 2005, the Company incurred a total of $42,000 (2004: $18,500) in management and consulting fees to current and former directors, a former officer of the Company, and a director of Siranna.

Directors' fees totaling $12,000 were incurred in the three month period ended March 31, 2005 to directors and a former director. In addition certain directors incurred advisory board fees and expenses totaling $75,433 (2004: nil). At March 31, 2005 $195,618.76 (December 31, 2004: $117,140) is owing to these parties of which $16,187 (December 31, 2004: $14,187) is owing by Siranna. Amounts of $10,469 included in accounts payable are owing to a former officer and a director of Siranna for consulting fees and expenses incurred on behalf of the Company. All the amounts are non-interest bearing and have no stated repayment terms.

As of March 31, 2005, amounts totaling $81,138 (December 31, 2004: $81,138) were advanced to former directors. This amount has been recorded as advances receivable at December 31, 2004 and will be offset in the second quarter of 2005 through the recovery and cancellation of common shares pursuant to the settlement agreement as detailed in Note 10.

On April 23, 2005, the Company sold its 97% equity interest in Siranna to a director who resigned as a Director in May 2005. See Note 11.


NOTE 6 - INTEREST IN HEILONGJIANG JOINT VENTURE
--------------------------------------------------------------------------------

Effective May 20, 2004, the Company entered into an agreement with the First Institute of Geology Exploration of Heilongjiang Province, China (the "First Institute"), providing the contractual right to form a joint venture enterprise (the "HJV") in accordance with the Laws of the People's Republic of China ("PRC") for Chinese-Foreign Cooperative Joint Ventures. The HJV was formed in June of 2004 for the purpose of conducting gold and other mineral exploration, evaluation and development in Heilongjiang Province and other areas of mutual interest in the PRC. The formation of the HJV was approved by the government of PRC and a business license was issued to the HJV on June 30, 2004. Upon completion, the HJV will have total registered capital contributed of approximately $5,000,000, of which $1,500,000 will be contributed by the First Institute in the form of exploration licenses and $3,500,000 will be cash contributions by the Company. The Company will account for its capital contributions as mineral exploration and development costs until the required capital has been registered and the Company has acquired a controlling interest over the assets of the HJV. The Company will be required to contribute $500,000 by July 31, 2005, $1,000,000 by December 31, 2005, and the final $1,500,000 by
December 31, 2006. On August 24, 2004, the Company contributed $300,000 and on April 5, 2005 an additional $200,000 was contributed. Upon contribution of an additional $1,000,000 (total of $1,500,000) the Company will have earned a 40% interest in the HJV. Upon the contribution of an additional of $500,000 (total $2,000,000) the Company's interest will increase to 53%. Upon completion of the required capital contributions totaling $3,500,000, the Company will have earned a 70% interest in the joint venture.


NOTE 7 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company is authorized to issue up to 100,000,000 common shares with a par value of $0.001 per share and 10,000,000 preferred shares with a par value of $0.01. For the period from December 31, 2003 to January 18, 2004 (date of the reverse acquisition), changes in Savoy's share capital and deficit were as follows:

                                               Common Stock          Preferred Stock       Additional
                                                                                             Paid-in
                                             Number     Amount      Number     Received      Capital      Deficit        Total
                                            --------------------------------------------------------------------------------------
Balance,   December  31,  2003,
 as  previously reported by Savoy           14,271,000    $14,271     200,000     $ 2,000       $ 18,929   $(38,138)    $ (2,938)
Issued for services                            999,000        999           -           -          8,991           -       9,990
Return and cancellation of preferred shares          -          -   (200,000)     (2,000)          2,000           -           -
Savoy net loss for the period from
January 1 to 18, 2004                                -          -           -           -              -     (9,990)      (9,990)
                                            ----------- ---------- ----------- ----------- -------------- ----------- ------------
                                            15,270,000     15,270           -           -         29,920    (48,128)      (2,938)
Issued to effect reverse acquisition        22,500,000     22,500           -           -       (22,500)           -           -

                                            ----------- ---------- ----------- ----------- -------------- ----------- ------------

Balance, January 19, 2004                   37,770,000    $37,770           -      $    -        $ 7,420   $(48,128)     $(2,938)
                                            =========== ========== =========== =========== ============== =========== ============

SAVOY RESOURCES CORP.
(an Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------



NOTE 7 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

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

The Company completed a private placement on November 12, 2004 with EIB Capital Corp. ("EIB") of 5,000,000 units consisting of 5,000,000 shares of common stock, 5,000,000 series A warrants exercisable at a price of $0.20 per share to purchase 5,000,000 shares of common stock, and 5,000,000 series B warrants whereby two series B warrants are exercisable at a price of $0.40 to purchase one share of common stock. The Company paid a finder's fee of 5% ($30,000) of the total purchase price in connection with the sale of the units. Management has estimated the fair value of all of the stock purchase warrants to be $60,000. At March 31, 2005 Savoy had received $414,000 in cash and a subscription receivable of $186,000 was outstanding. Subsequent to March 31, 2005, a further $66,000 was received, and an amount of $120,000 of the private placement was cancelled resulting in the cancellation of 1,000,000 common stock and associated warrants.

On February 8, 2005, this private placement was amended in consideration of EIB undertaking to fund $700,000 towards the second payment due under the Heilongjiang joint venture and a commitment for $200,000 in working capital. The warrants were amended as follows, after taking into account the 1,000,000 cancellation as described above: Warrants consist of series A warrants exercisable to purchase 4,000,000 shares of common stock, series B warrants exercisable to purchase 4,000,000 shares of common stock and series C warrants exercisable to purchase 1,200,000 shares. Five series A warrants are exercisable to purchase seven shares of common stock for $1.40, five series B warrants are exercisable to purchase seven shares of common stock for $2.80 and ten series C warrants are exercisable to purchase three shares of common stock for $0.60. The amendment of the terms of the warrants did not give rise to any intrinsic value being given to the placee. Further, management has concluded that the fair value of the undertaking by EIB is not determinable and accordingly no adjustments were required as a result of the amendment.

The Company announced, on January 2, 2005, and completed, on January 21, 2005, the sale of units for $300,000 in cash consisting of 2,000,000 shares of common stock and 2,000,000 warrants exercisable to purchase 2,000,000 shares of common stock at $0.30 per share to January 2, 2007 and 2,000,000 warrants exercisable to purchase 2,000,000 shares at $0.45 per share to January 2, 2007. Management's estimate of the fair value of the stock purchase warrants is $30,000.

On February 28, 2005, the Company issued a total of 3,500,000 shares of common stock valued at an aggregate of $525,000 to two individuals for services, of which $220,000 had been accrued at December 31, 2004. Refer to Note 11.

On April 1, 2005, the Company sold 1,333,333 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one-half share of common stock, to Alpha Capital Aktiengesellschaft for $200,000. Two warrants are exercisable to purchase one share of common stock at $0.35. The fair value of the warrants, in management's estimation, is $20,000.

On April 23, 2005, an officer and director of the Company returned 19,000,000 shares of common stock for cancellation contemporaneously with the Company's sale of its equity interest in Siranna to him. The Company also issued 2,000,000 restricted shares of common stock to this individual as part of the transaction. See Note 11.

SAVOY RESOURCES CORP.
(an Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------



NOTE 7 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

Share Purchase Warrants
The Company's share purchase warrant activity is as follows:

                                                                       Weighted Average
                                 Number of       Weighted Average         Remaining
                                  warrants        Exercise Price       Contractual Life
                              ----------------- -------------------- ---------------------
  Balance, December 31, 2003                -                 $  -
                      Issued        13,750,000                 0.20       2.36 years
                   Exercised                -                    -
                     Expired                -                    -
                              ----------------- -------------------- ---------------------

  Balance, December 31, 2004        13,750,000                 0.20       2.50 years
                      Issued         9,000,000                 0.18       2.92 years
                   Exercised                -                    -
                     Expired                -                    -
                              ----------------- -------------------- ---------------------

     Balance, March 31, 2005        22,750,000                $0.29       2.86 years
                              ================= ==================== =====================

Stock Options
-------------
On January 2, 2004, the Board of Directors of the Company approved the adoption of a new stock option plan (the "Plan") allowing for the granting of options exercisable to purchase up to 27,900,000 shares of common stock to directors, officers, employees and consultants of the Company and its former subsidiary. Options granted under the Plan were at prices and for terms as determined by the Board of Directors, with terms not to exceed 10 years. The Plan further provides that the Board of Directors may grant to any key personnel of the Company who are eligible to receive options, one or more incentive stock options at a price not less than fair market value and for a period not to exceed 10 years from the date of grant. Options and incentive stock options granted under the Plan may have vesting requirements as determined by the Board of Directors.

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

SAVOY RESOURCES CORP.
(an Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------



NOTE 7 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

The Company's stock option activity is as follows:

                                                Weighted Average     Weighted Average
                                Number of        Exercise Price         Remaining
                                 options                             Contractual Life
                             ----------------- ------------------- ---------------------
 Balance, December 31, 2003                -                $  -
                    Granted       28,300,000                 0.04            2.88 years
                  Forfeited                -                   -
                  Exercised      (27,900,000)               0.033
                  Cancelled                 -
                             ----------------- ------------------- ---------------------
 Balance, December 31, 2004          400,000                 0.47            1.47 years
                    Granted                 -                   -
                  Forfeited                 -                   -
                  Exercised                 -                   -
                  Cancelled                 -                   -
                             ----------------- ------------------- ---------------------
 Balance, December 31, 2004          400,000               $ 0.47            1.22 years
                             ================= =================== =====================

All the options were cancelled on April 7, 2005.

NOTE 8 - COMMITMENTS
--------------------------------------------------------------------------------

In order to fund the gold and mineral exploration and development operations in the PRC, the Company is required to contribute an additional $3,000,000 to the HJV by December 31, 2006, as described in Note 6.

NOTE 9 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has incurred operating losses from inception to March 31, 2005 that may be available to offset future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded and a fully deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

NOTE 10 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

SAVOY RESOURCES CORP.
(an Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------



NOTE 10 - LEGAL PROCEEDINGS (cont'd)
--------------------------------------------------------------------------------

The Company is the defendant in a civil action filed by Wall Street Investor Resources Corp., a Maryland corporation, in the District Court of El Paso County, Colorado, in April of 2005. The plaintiff seeks to recover damages for alleged unpaid marketing consulting services of $28,221. The Company intends to vigorously defend against the claim.


NOTE 11 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General
-------

     Until early January of 2004, when we acquired a 97% interest in Societe Siranna S.A.R.L., a private Madagascar company that owned two gemstone exploration properties in northern Madagascar together with full resource exploitation and gemstone exportation permits, we were engaged in the residential and commercial mortgage brokerage business. In March of 2004, we entered into a joint venture agreement with the First Institute of Geology Exploration of Heilongjiang Province, China (the "First Institute"), which was finalized in May of 2004, for the purpose of conducting gold and other mineral exploration and development in China. As a result of the aforementioned joint venture, which was organized in June of 2004, we are undergoing a transition to a gold and other mineral exploration and development company. As of the date of this report, we are assessing the results of the significant exploration and drilling work performed by the joint venture on three prospects located in Heilongjiang Province, China. Because available information indicates the location of a high-grade gold prospect on the Shishan Forest Farm gold property, the initial target property, we have commenced a feasibility study on this prospect. We are highly encouraged by the results of the exploration and drilling work performed on the Shishan Forest Farm gold property to date and, assuming favorable results from the feasibility study, we anticipate further exploration and development of this prospect as soon as practicable. We have realized no revenues from these activities as of the date of this report. On April 23, 2005, we sold our 97% equity interest in Siranna to a former executive officer and director who owns approximately 6% of our outstanding common stock.

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

Plan of Operation

     In March of 2004, we entered into a long-term joint venture agreement with the First Institute of Heilongjiang Province, China, which was finalized in May of 2004, for the purpose of conducting gold and other mineral exploration, evaluation and mining in Heilongjiang Province and other areas of mutual interest in China. In June of 2004, the joint venture was formed with the organization of Helongjiang Savoy Minerals Co., Ltd., under the laws of China, the receipt of project approval from the China Economic Development and Reform Commission and the issuance to the joint venture of a business license by the China Industry and Commerce Bureau and an exploration license by the China Land and Resources Ministry. We are presently seeking to raise funds in order to meet the schedule for our required capital contributions to the joint venture totaling $3,000,000 over the next approximately nineteen months.

     We realized a net loss of $(805,267) for the quarter ended March 31, 2005, and a net loss of $(3,068,748) for the period from inception (September 24, 2004) to December 31, 2004. We expect to continue to incur significant net losses from operations until we are successful, if ever, in establishing commercial mining operations in Heilongjiang Province, China, and generating profits from these operations. Certain of the significant expenses that we incurred during the first quarter of the 2005 fiscal year include the following:

     o    consulting and management fees aggregating $397,607;

     o professional fees, including legal and auditing expenses, totaling $236,920;

     o    travel expenses aggregating $94,757;

     o    general and administrative expenses totaling $62,450; and

     o    wages and benefits totaling $10,527.

     Our new management has moved aggressively to adopt measures to control and/or cut operating costs, including the above and other costs and expenditures. We expect that consulting and management fees, professional fees and wages and benefits will decrease significantly in the remaining three quarters of the year ending December 31, 2005, as a result of significant reductions in staff and consultants and the settlement of two civil actions in the second quarter of 2005. Travel expenses are expected to continue to be significant because our business is focused in China.

Cash Requirements

     Over the twelve-month period ending December 31, 2005, we anticipate that we will need to raise at least $2,000,000 in order to fund the development of our joint operations in China with the First Institute and to meet our existing operating requirements. Under the terms of the agreement with the First Institute, we are required to contribute $3,000,000 to the joint venture over a period of eighteen months from the date that the China Economic Development and Reform Commission issued a business license to the joint venture on June 30, 2005. The schedule of required capital contributions is as follows:

     o    $500,000 by April 5, 2005, which has been paid;

     o    $500,000 by July 31, 2005;

     o    $1,000,000 by December 31, 2005; and

     o    $1,500,000 by December 31, 2006.

     Because of the uncertainty in our business plan, we are unable to calculate with certainty the cost of our plan of operations over the next twelve months.

Capital Resources

     We presently have no working capital. Since January of 2004, we have been funded with $920,000 in cash received from the exercise of stock options to purchase a total of 27,900,000 shares of common stock and $1,280,000 received from the sale of units, including 11,083,333 shares of common stock and warrants exercisable to purchase a total of 20,816,667 shares of common stock. Unless we realize $2,000,000 from the exercise of outstanding warrants or from loans, the funds received will not be sufficient to finance our capital contributions to the Heilongjiang joint venture and pay our operating expenses, and it will be necessary to raise additional funds in the next twelve months. Management believes that any short-term funds raised would be raised through the sale of our equity securities and/or a debt financing. We are currently exploring all available such financing alternatives including, but not limited to, private and public securities offerings. There are no arrangements or commitments with respect to funding and we may not be able to obtain additional funding on acceptable terms, if at all. Even if we succeed in obtaining the funding necessary to capitalize the joint venture with the First Institute in China and establish commercial mining operations in Heilongjiang Province in China, this will not ensure that operations will be profitable. Further, the full implementation of our business plan over the long-term is dependent upon our ability to raise a sizable amount of additional capital from equity and/or debt financings and/or achieve profitable operations.


Item 3.    Controls and Procedures.

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

         We were named as the defendant in a civil action, Case Number 05CV1454, styled Wall Street Investor Resources Corp., a Maryland corporation versus Savoy Resources Corp., a Colorado corporation, filed in the District Court of El Paso County, Colorado, on April 19, 2005. The plaintiff seeks to recover damages for alleged unpaid marketing consulting services in the amount of approximately $28,221. We intend to vigorously defend against the claim.

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


Item 2. Changes in Securities.

     (a) On February 28, 2005, we issued 2,000,000 shares of common stock to Mr. Howard Ash and 1,500,000 shares of common stock to Patricia Cudd, Esq., in consideration of the performance of services for us. In our opinion, the issuance and sales of the shares were exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In each transaction, the recipient of the shares represented his or her intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the shares, and appropriate legends were affixed to the stock certificates issued in the transactions. The recipients had an opportunity to ask questions about us and had adequate access to information about us. No sales of shares of common stock involved the use of an underwriter.

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

     On January 21, 2005, we issued 2,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.30 per share, and one series B warrant exercisable to purchase one share of common stock at $0.45 per share, through January 2, 2007, to Mr. Jean Guy Lambert for $300,000 in cash, or $.15 per unit.

     On April 1, 2005, we issued 1,333,333 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one-half share of common stock through March 28, 2008, of which two warrants are exercisable to purchase one share of common stock at $0.35, to Alpha Capital Aktiengeselschaft for $200,000 in cash, or $.15 per unit.

     (b) No rights evidenced by Savoy Resources' common stock have been limited or qualified by the issuance or modification of any other class of securities.

     (c) Under Rule 463, d. 3., of the Securities Act of 1933, we are not required to report any information pursuant to this item.

     (d) There were no repurchases of common stock made by or on behalf of Savoy Resources or any "affiliated purchaser," as defined in Rule 10b-18(a)(3), during the quarter ended March 31, 2005, covered by this report.


Item 3. Defaults Upon Senior Securities.

     Savoy Resources' indebtedness as of the date of this report consists primarily of $409,517 in accounts payable and accrued liabilities, approximately $195,619 owed to current and former directors (of which $14,187 is owed by Siranna) and a loan payable of $34,285.


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

      3.4 Amended Bylaws of Savoy Resources Corp. (Incorporated in this report by reference to Exhibit 3.4 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

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

      4.9 Stock Purchase Warrant dated August 16, 2004, of KLM Consulting exercisable to purchase 3,750,000 shares of common stock at $0.20 per share through August 15, 2006. (Incorporated in this report by reference to Exhibit 4.9 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

      4.10 Series A Stock Purchase Warrant dated November 12, 2004, of EIB Capital Corp. exercisable to purchase 5,000,000 shares of common stock at $0.20 per share through November 11, 2007. (Incorporated in this report by reference to Exhibit 4.10 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

      4.11 Series B Stock Purchase Warrant dated November 12, 2004, of EIB Capital Corp. exercisable to purchase 2,500,000 shares of common stock through November 11, 2008, of which two series B warrants are exercisable to purchase one share of common stock at $0.40. (Incorporated in this report by reference to Exhibit 4.11 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

      4.12 Series A Stock Purchase Warrant dated January 3, 2005, of Jean Guy Lambert exercisable to purchase 2,000,000 shares of common stock at $0.30 per share through January 2, 2007. (Incorporated in this report by reference to Exhibit 4.12 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

      4.13 Series B Stock Purchase Warrant dated January 3, 2005, of Jean Guy Lambert exercisable to purchase 2,000,000 shares of common stock at $0.45 per share through January 20, 2007. (Incorporated in this report by reference to Exhibit 4.13 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

      4.14 Amended Series A Stock Purchase Warrant dated February 8, 2005, of EIB Capital Corp. exercisable to purchase 7,000,000 shares of common stock through February 7, 2008, of which five series A warrants are exercisable to purchase seven shares of common stock for $1.40. (Incorporated in this report by reference to Exhibit
               4.14 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

      4.15 Amended Series B Stock Purchase Warrant dated February 8, 2005, of EIB Capital Corp. exercisable to purchase 7,000,000 shares of common stock through February 7, 2009, of which five series B warrants are exercisable to purchase seven shares of common stock for $2.80. (Incorporated in this report by reference to Exhibit
               4.15 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

      4.16 Series C Stock Purchase Warrant dated February 8, 2005, of EIB Capital Corp. exercisable to purchase 1,500,000 shares of common stock through February 7, 2009, of which ten series C warrants are exercisable to purchase three shares of common stock for $0.60. (Incorporated in this report by reference to Exhibit 4.16 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

      4.17 Stock Purchase Warrant dated March 29, 2005, of Alpha Capital Aktiengesellschaft exercisable to purchase 666,667 shares of common stock at $0.20 per share through March 28, 2008, of which two Warrants are exercisable to purchase one share at an exercise price of $0.35. (Incorporated in this report by reference to Exhibit 4.17 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

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

     10.11 Mutual Release and Indemnification Agreement dated July 15, 2004, between Savoy Resources Corp., Geoffrey Armstrong and Robert Slavik, on the one hand, and Floyd Wandler and Clint Sharlples, on the other hand. (Incorporated in this report by reference to Exhibit 10.11 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

     10.12 Subscription Agreement dated August 16, 2004, between Savoy Resources Corp. and KLM Consulting as to 3,750,000 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one share of common stock at $0.20 per share through August 15, 2006. (Incorporated in this report by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

     10.13 Securities Purchase Agreement dated November 12, 2004, between Savoy Resources Corp. and EIB Capital Corp as to 5,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.20 per share through November 11, 2007, and one series B warrant exercisable to purchase one-half share of common stock through November 11, 2008, of which two series B warrants are exercisable to purchase one share of common stock at $0.40. (Incorporated in this report by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

     10.14 Subscription Agreement dated January 3, 2005, between Savoy Resources Corp. and Jean Guy Lambert as to 2,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.30 per share, and one series B warrant exercisable to purchase one share of common stock at $0.45 per share, through January 2, 2007. (Incorporated in this report by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

     10.15 Amended Securities Purchase Agreement dated February 8, 2005, between Savoy Resources Corp. and EIB Capital Corp as to 5,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one and two-fifths shares of common stock through February 8, 2008, of which five series A warrants are exercisable to purchase seven shares of common stock at $1.40, one series B warrant exercisable to purchase one and two-fifths shares of common stock through February 8, 2009, of which five series B warrants are exercisable to purchase seven shares of common stock at $2.80, and one series C warrant exercisable to purchase three-tenths share of common stock through February 8, 2009, of which ten series C warrants are exercisable to purchase one share of common stock at $0.20. (Incorporated in this report by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

     10.16 Agreement for the Sale and Cancellation of Shares of Common Stock of Savoy Resources Corp. and Sale of Shares of Societe Siranna S.A.R.L. dated April 23, 2005, between Savoy Resources Corp. and Robert Slavik. (Incorporated in this report by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

     10.17 Subscription Agreement dated March 29, 2006, between Savoy Resources Corp. and Alpha Capital Aktiengesellschaft as to 1,333,333 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one-half share of common stock at $0.20 per share through March 28, 2008, of which two warrants are exercisable to purchase one share of common stock at an exercise price of $0.35. (Incorporated in this report by reference to Exhibit 10.17 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

     10.18 Addendum to Contract Between the First Institute of Geology Exploration of Heilongjiang Province and Savoy Resources Corp. dated May 11, 2005. (Incorporated in this report by reference to Exhibit 10.18 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

     10.19 Settlement Agreement and Mutual Release dated May 13, 2005, between Byron Hampton, Floyd Wandler, Ryan Wandler, Louis Gheyle, Dimka Boussy, 676538 B.C. Ltd., Donna Koop, Cathy Tough and Platinum Resource Holdings, Inc., on the one hand, and Savoy Resources Corp., PacWest Transfer, LLC, Weiguo Lang, Patricia Cudd and Daniel S. Mckinney, on the other hand. (Incorporated in this report by reference to Exhibit 10.19 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

     14.0 Code of Ethics (Incorporated in this report by reference to Exhibit 14.0 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

     31.1      Certificate pursuant to Rule 13a-14a.

     32.1      Certificate pursuant to 18 U.S.C. (xi)1350.

     99.1 Audit Committee Charter. (Incorporated in this report by reference to Exhibit 99.1 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

     99.2 Disclosure Committee Charter. (Incorporated in this report by reference to Exhibit 99.1 to the Annual Report on Form 10-KSB filed on May 20, 2005.)

         (b) Reports on Form 8-K.

     The report on Form 8-K described below was filed during the quarter ended March 31, 2005, covered by this report. No financial statements were filed as a part of this report.

Date of Report on Form 8-K or 8-K/A                      Items Reported
-----------------------------------                 -------------------------

Form 8-K filed on March 25, 2005                    Items 5.02, 8.01 and 0.01




                                   SIGNATURES

         The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended March 31, 2005, have been included.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SAVOY RESOURCES CORP.



Date:  May 30, 2005               By: /s/ Arthur Johnson
                                      ------------------
                                      Arthur Johnson, President,
                                      Chief Executive Officer, Chief Financial
                                      Officer and Principal Accounting Officer