Form 10QSB
period 2005-06-30
SAVOY RESOURCES CORP
filed 2005-09-21
CIK 1113190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                        Commission file number 000-032103

                              Savoy Resources Corp.
          ------------------------------------------------------------
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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,912,701 shares of common stock, $0.001 par value per share, outstanding as of September 20, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes        No    X
                                                                -----      -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Savoy Resources Corp.
                          (A Development Stage Company)
                                  Balance Sheet
                                 June 30, 2005
                                   (Unaudited)

                                     Assets

Cash and cash equivalents                                           $    32,231
                                                                    -----------

Property and Equipment, net                                               8,021
                                                                    -----------

                                                                    $    40,252
                                                                    ===========


                      Liabilities & Stockholders' (Deficit)

Current Liabilities
     Accounts payable                                               $   439,529
     Related party payable                                              143,301
     Advance payable                                                     34,285
     Settlement payable                                                 600,000
                                                                    -----------
         Total current liabilities                                    1,217,115
                                                                    -----------

Stockholders' (Deficit)
     Preferred stock, $0.001 par value; 10,000,000 shares
         authorized; no shares issued and outstanding                        --
     Common stock, $0.001 par value; 100,000,000 shares
         authorized; 56,205,517 shares issued and outstanding            56,205
     Additional paid-in capital                                       3,227,507
     Warrants                                                           140,000
     Stock subscriptions received                                       100,000
     Stock subscriptions receivable                                    (100,000)
     (Deficit) accumulated in the development stage                  (4,600,575)
                                                                    -----------
                                                                     (1,176,863)
                                                                    -----------

                                                                    $    40,252
                                                                    ===========


            See the accompanying notes to the financial statements.


                              Savoy Resources Corp.
                          (A Development Stage Company)
                            Statements of Operations
      Three and six months ended June 30, 2005, and June 30, 2004, and the
           Period From Inception (September 24, 2002) to June 30, 2005
                                   (Unaudited)

                                                Three Months Ended              Six months ended          Inception to
                                              June 30,        June 30,      June 30,         June 30,        June 30,
                                               2005             2004          2005             2004           2005
                                           ------------    ------------    ------------    ------------   ------------
Revenues                                   $         --    $         --    $         --    $         --    $         --
                                           ------------    ------------    ------------    ------------    ------------

Operating Expenses
      Stock based compensation                   70,000              --          70,000              --         120,500
      Mineral property exploration
        and development                         200,000          61,685         200,000         104,254         526,581
      Purchased research and development             --              --              --              --          40,348
      Settlement expense                        591,945              --         591,945              --         591,945
      Write-off of receivable                    81,138              --          81,138              --          81,138
      General and administrative                213,677         504,303       1,018,944         816,873       2,859,585
                                           ------------    ------------    ------------    ------------    ------------
                                              1,156,760         565,988       1,962,027         921,127       4,220,097
                                           ------------    ------------    ------------    ------------    ------------

Operating (loss)                             (1,156,760)       (565,988)     (1,962,027)       (921,127)     (4,220,097)
                                           ------------    ------------    ------------    ------------    ------------

Other Income (Expense)
      (Loss) on sale of Siranna                (334,719)             --        (334,719)             --        (334,719)
      Equity (loss) on Canadian venture              --          (8,452)             --         (39,526)        (45,759)
                                           ------------    ------------    ------------    ------------    ------------

Net (Loss)                                 $ (1,491,479)   $   (574,440)   $ (2,296,746)   $   (960,653)   $ (4,600,575)
                                           ============    ============    ============    ============    ============


Weighted Average Shares Outstanding
  Basic and Diluted                          64,296,222      45,221,517      71,144,222      39,108,791
                                           ============    ============    ============    ============

(Loss) Per Common Share                    $      (0.02)   $      (0.01)   $      (0.03)   $      (0.02)
                                           ============    ============    ============    ============


            See the accompanying notes to the financial statements.


                              Savoy Resources Corp.
                          (A Development Stage Company)
                            Statements of Cash Flows
           Six months ended June 30, 2005, and June 30, 2004, and the
          Period From Inception (September 24, 2002) to June 30, 2005
                                   (Unaudited)


                                                         Six months ended        Inception to
                                                     June 30,        June 30,       June 30,
                                                       2005           2004           2005
                                                    -----------    -----------   -------------
Cash Flows from Operating Activities
  Cash (used in) operating activities               $  (411,699)   $  (883,827)   $(1,833,540)
                                                    -----------    -----------    -----------

Cash Flows from Investing Activities
       Purchase of property and equipment                (2,231)        (9,506)       (11,586)
       Cash acquired in reverse acquisition                  --            169            169
       Advances to Canadian joint venture                    --        (45,758)       (45,758)
       Investment in China joint venture               (200,000)            --       (500,000)
                                                    -----------    -----------    -----------
Cash (used in) investing activities                    (202,231)       (55,095)      (557,175)
                                                    -----------    -----------    -----------

Cash Flows from Financing Activities
       Related party advances                            26,161             --        143,301
       Loan payable                                          --         39,318         34,285
       Proceeds from shareholder loan, net
          and stock subscriptions                       620,000        900,000      2,245,360
                                                    -----------    -----------    -----------

Cash provided by financing activities                   646,161        939,318      2,422,946
                                                    -----------    -----------    -----------

Increase in cash and cash equivalents                    32,231            396         32,231

Cash and cash equivalents
      Beginning of period                                    --             --             --
                                                    -----------    -----------    -----------

      End of period                                 $    32,231    $       396    $    32,231
                                                    ===========    ===========    ===========


            See the accompanying notes to the financial statements.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company is a precious metals and mineral exploration and development company. The Company presented its financial statements on a consolidated basis through April 23, 2005, the date that it sold its 97% interest in Societe Siranna S.A.R.L. ("Siranna"). The Company also has a 40% interest in a joint venture with the First Institute of Geology and Exploration of Heilongjiang Province, China which is recorded as an equity investment, for which all contributions are expensed as mineral exploration and development costs, thus the investment is carried at $0 as of June 30, 2005.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should also be read in conjunction with Savoy's audited financial statements as at December 31, 2004, included in the Form 10-KSB.


NOTE 2 - LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of stock options have been excluded as they are anti-dilutive.


NOTE 3 - SALE OF SIRANNA

Siranna held an operating permit to two gemstone exploration and development properties, which are located in the province of Antsiranana, Republic of Madagascar. The two gemstone exploration and development properties were prospected, staked and registered with the Madagascar Ministry of Energy and Mines, on behalf of Siranna by Siranna's resident geologist on February 27, 2003, and were contributed to Siranna for nominal consideration of $1. Savoy had intended to develop a precious gemstone exploration and marketing business based on Siranna's possession of full resource exploitation and gemstone exportation permits.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


On April 23, 2005, Savoy sold its 97% equity interest in Siranna to Mr. Robert Slavik, a former officer and director who owns approximately 6% of the Company's common stock, in consideration for his cancellation and return to treasury of 19,000,000 shares from his position of 21,000,000 shares of Savoy. As part of this agreement, Savoy agreed to issue 2,000,000 new shares of common stock to Slavik. The shares retained by Mr. Slavik and the newly-issued shares will be restricted pursuant to Rule 144 of the General Rules and Regulations under the Securities Act of 1933. During the period ended June 30, 2005, the Company recorded a loss on the sale of Siranna of $334,719.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2005, the Company incurred directors fees of $15,000 and consulting fees to Directors and former directors of $68,583. In addition, $143,301 is due to related parties at June 30, 2005, for operating advances and expenses paid on behalf of the Company. All the amounts are non-interest bearing and have no stated repayment terms.

During the period ended June 30, 2005, the Company wrote off $81,138 of advances to former directors as collection is not probable.


NOTE 5 - INTEREST IN HEILONGJIANG JOINT VENTURE

Effective May 20, 2004, the Company entered into an agreement with the First Institute of Geology Exploration of Heilongjiang Province, China (the "First Institute"), providing the contractual right to form a joint venture enterprise (the "HJV") in accordance with the Laws of the People's Republic of China ("PRC") for Chinese-Foreign Cooperative Joint Ventures. The HJV was formed in June of 2004 for the purpose of conducting gold and other mineral exploration, evaluation and development in Heilongjiang Province and other areas of mutual interest in the PRC. The formation of the HJV was approved by the government of PRC and a business license was issued to the HJV on June 30, 2004. Upon completion, the HJV will have total registered capital contributed of approximately $5,000,000, of which $1,500,000 will be contributed by the First Institute in the form of exploration licenses and $3,500,000 will be cash contributions by the Company. The Company will account for its capital contributions as mineral exploration and development costs until the required capital has been registered and the Company has acquired a controlling interest over the assets of the HJV. During the period ended June 30, 2005, the Company contributed $200,000. The Company will be required to contribute $500,000 by July 31, 2005 (paid August 6, 2005), $1,000,000 by December 31, 2005, and the
final $1,500,000 by December 31, 2006. The investment will be treated as an equity investment until such time as the Company obtains over 50% ownership or effective control of the joint venture.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)



NOTE 6 - CAPITAL STOCK

The Company is authorized to issue up to 100,000,000 common shares with a par value of $0.001 per share and 10,000,000 preferred shares with a par value of $0.01.

Effective March 23, 2004, the Company completed a 3 for 1 forward stock split. All references to shares of common stock issued and outstanding in these consolidated financial statements have been restated as required to reflect this forward stock split.

On November 12, 2004, the Company issued 5,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.20 per share through November 11, 2007, and one series B warrant exercisable to purchase one-half share of common stock through November 11, 2008, of which two series B warrants are exercisable to purchase one share of common stock at $0.40, to EIB Capital Corp. Of the $600,000 purchase price for the units, the Company received $305,000 on or about November 12, 2004, and $175,000 during the period from December through May 2005.The Company paid a finders fee of 5% or $30,000 in connection with the sale of the units. Management has estimated that the fair market value of the stock purchase warrants is $60,000. The Company agreed to register the shares of common stock and the shares underlying the warrants with the Securities and Exchange Commission upon EIB Capital's request. On February 8, 2005, the Company increased the number of shares of common stock underlying the series A warrants from 5,000,000 to 7,000,000 shares and the number of shares underlying the series B warrants from 2,500,000 to 7,000,000 shares, and extended the term of the series A warrants through February 7, 2008, and the term of the Series B warrants through February 7, 2009. Additionally, the Company included in each unit one series C warrant exercisable to purchase three-tenths share of common stock through February 7, 2009, of which ten series C warrants are exercisable to purchase one share of common stock at $0.20, and granted EIB Capital registration rights for the additional shares of common stock underlying the warrants. As consideration for the increase in the number of shares of common stock underlying the series A and B warrants, the inclusion in the units of the series C warrants and the grant of registration rights, EIB Capital provided us with an undertaking in the amount of $700,000 to fund the second payment due under our joint venture agreement with the First Institute of Heilongjiang Province, China, and a commitment for $200,000 in working capital to be made available upon mutually acceptable terms and conditions based upon market conditions. On May 10, 2005, the Company cancelled and returned to treasury approximately 20% of the units issued to EIB Capital, leaving 4,000,000 shares of common stock, 5,600,000 shares of common stock underlying the series A warrants, 5,600,000 shares of common stock underlying the series B warrants and 1,200,000 shares underlying the series C warrants included in the units.

The Company announced, on January 2, 2005, and completed, on January 21, 2005, the sale of units for $300,000 in cash consisting of 2,000,000 shares of common stock and 2,000,000 warrants exercisable to purchase 2,000,000 shares of common stock at $0.30 per share to January 2, 2007 and 2,000,000 warrants exercisable to purchase 2,000,000 shares at $0.45 per share to January 2, 2007. Management's estimate of the fair value of the stock purchase warrants is $30,000. A finders fee of 10% or $30,000 was deducted from the proceeds.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


During the period ended June 30, 2005, the Company issued a total of 3,500,000 shares of common stock valued at an aggregate of $595,000 to two individuals for services, of which $220,000 had been accrued at December 31, 2004.

On April 1, 2005, the Company sold 1,333,333 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one-half share of common stock, to Alpha Capital Aktiengesellschaft for $200,000. Two warrants are exercisable to purchase one share of common stock at $0.35. The fair value of the warrants, in management's estimation, is $20,000. A finders fee of 8% or $16,000 was provided to EIB Capital and applied toward their subscription receivable.

On April 23, 2005, an officer and director of the Company returned 19,000,000 shares of common stock for cancellation contemporaneously with the Company's sale of its equity interest in Siranna to him. The Company also issued 2,000,000 restricted shares of common stock to this individual as part of the transaction. In conjunction with the Hampton litigation discussed in Note 7, 8,055,000 shares of common stock were returned to the Company and cancelled.

The Company issued 150,000 shares of common stock in settlement of a consulting arrangement. The shares were valued at $0.19 per share the fair market value on the date of the settlement.

The Company agreed to issue 107,184 shares of common stock in conjunction with the settlement of the WSIR litigation, see Note 7.

Share Purchase Warrants
The Company's share purchase warrant activity is as follows:

                                                                       Weighted Average
                                  Number of       Weighted Average       Remaining
                                  warrants        Exercise Price       Contractual Life
                              ----------------- -------------------- ---------------------
  Balance, December 31, 2004        13,750,000                 0.20       2.50 years
                      Issued        10,786,667                 0.18       2.92 years
                   Exercised                -                    -
                     Expired                -                    -
                              ----------------- -------------------- ---------------------

     Balance, March 31, 2005        24,536,667                $0.29       2.86 years

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

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

At December 31, 2004, there were 400,000 granted with an average exercise price of $ 0.47 and expiring over 1.22 years. All the options were cancelled on April 7, 2005.


NOTE 7 - LEGAL PROCEEDINGS

In December 2004, nine plaintiffs filed a civil action, Case Number 04CV4894, styled Byron Hampton, Floyd Wandler, Ryan Wandler, Louis Gheyle, Dimka Boussy, 676538 B.C. Ltd., Donna Koop, Cathy Tough and Platinum Resource Holding (sic), Inc., Plaintiffs, versus Savoy Resources Corp., Robert Slavik, Weiguo Lang, Patricia Cudd, Zhengli (sic) (Charles) Ge, Daniel S. McKinney and PacWest Transfer, LLC, Defendants, in the District Court of El Paso County, Colorado (the "Civil Action"), against seven defendants, including Savoy, the Company's President/Chief Executive Officer and Board of Directors, its transfer agent and its legal counsel. The plaintiffs claimed that the defendants wrongfully cancelled and otherwise dispossessed them of a total of 17,867,250 shares of common stock of Savoy owned collectively by them (the "Shares"). The Company denied the allegations and filed a counterclaim against Mr. Floyd Wandler alleging that he breached his fiduciary duty to Savoy. In January 2005, the Court granted a temporary restraining order enjoining the defendants from taking any action whatsoever with respect to the Shares and any benefits obtained from them and ordering the defendants to immediately provide a full accounting of any sales or other dispositions of the Shares and any benefits received from them. On May 13, 2005, Savoy and the other defendants, except Mr. Slavik (the "Settling Defendants"), entered into a Settlement Agreement and Mutual Release with the plaintiffs providing for dismissal with prejudice by the plaintiffs of their pending claims and counterclaims against the Settling Defendants and the Settling Defendants' dismissal with prejudice of their pending claims and counterclaims against the plaintiffs in the Civil Action and against two of the plaintiffs and two other individuals, as the defendants, in the civil action number 04-cv-00290-EWN-CBS styled Savoy Resources Corp., a Colorado corporation, Plaintiff, versus Floyd Wandler, Byron Hampton, Michael Gheyle and Robert Welch, Defendants, filed in the United States District Court for the District of Colorado. Savoy filed this case in February of 2005 against the defendants seeking their disgorgement of short swing profits from purchases and sales of common stock of Savoy in violation of Section 16(b) of the Securities Exchange Act of 1934. As part of the settlement, the plaintiffs agreed to the cancellation and return to treasury of 8,055,000 shares of common stock subject to the Civil Action. The balance of 4,000,000 shares will be impounded in escrow and released to the plaintiffs at the rate of 50,000 shares per week on the first day of each week commencing September 1, 2005, through April 2007. The 4,000,000 shares were valued at the closing price on the day of the settlement, $0,15 per share and a settlement payable was recorded of $600,000.

The Company is the defendant in a civil action filed by Wall Street Investor Resources Corp., a Maryland corporation, in the District Court of El Paso County, Colorado, in April of 2005. The plaintiff seeks to recover damages for alleged unpaid marketing consulting services of $28,221. The suite was settled for $10,000 and the issuance of 107,184 shares valued at $16,078 or $0.15 the closing price on the date of settlement.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)



NOTE 8 - SUBSEQUENT EVENTS

Share issuances:
         1,200,000 shares for stock subscriptions
           107,184 relating the WSIR settlement
         2,500,000 for consulting services and
         2,500,000 to directors for directors fees


Agreement dated July 2, 2005, with Lyons Capital, LLC, for the performance of investor relations services for the issuance of 400,000 shares of common stock and reimbursement of expenses.

Subscription Agreement dated as of August 5, 2005, with Alpha Capital Aktiengesellschaft, Whalehaven Capital Fund Limited, CMS Capital and Osher Capital Inc. providing for the issuance of $775,000 in aggregate principal amount of 5% secured convertible notes and class D warrants exercisable to purchase a total of 4,558,824 shares of common stock.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General
-------

     Until early January of 2004, when we acquired a 97% interest in Societe Siranna S.A.R.L., a private Madagascar company that owned two gemstone exploration properties in northern Madagascar together with full resource exploitation and gemstone exportation permits, we were engaged in the residential and commercial mortgage brokerage business. In March of 2004, we entered into a joint venture agreement with the First Institute of Geology Exploration of Heilongjiang Province, China (the "First Institute"), which was finalized in May of 2004, for the purpose of conducting gold and other mineral exploration and development in China. As a result of the aforementioned joint venture, which was organized in June of 2004, we are undergoing a transition to a gold and other mineral exploration and development company. As of the date of this report, we are assessing the results of the significant exploration and drilling work performed by the joint venture and the joint venture partner, the First Institute, on three prospects located in Heilongjiang Province, China, including the Sishan Forest Farm, Wuxing and Sipingshun Mountains prospects. Because available information indicates the location of a high-grade gold prospect on the Sishan Forest Farm gold property, the initial target property, we have commenced a feasibility study on this prospect. We have realized no revenues from these activities as of the date of this report. On April 23, 2005, we sold our 97% equity interest in Siranna to a former executive officer and director who owns approximately 7% of our outstanding common stock.

     The likelihood of our success will depend upon our ability:

     o to further capitalize the joint venture and commence production as soon as practicable;

     o to raise additional capital from equity and/or debt financing to meet the requirements described in this report; and

     o    to succeed in the competitive environment in which we will operate.

     We   cannot be certain that:

     o we will establish commercially viable operations on schedule in accordance with our business plan to ensure our success;

     o we will raise sufficient funding to meet the demand for required capital; or

     o our joint venture will result in the production of gold and other minerals on a commercial scale.

Plan of Operation
-----------------

     In March of 2004, we entered into a long-term joint venture agreement with the First Institute of Heilongjiang Province, China, which was finalized in May of 2004, for the purpose of conducting gold and other mineral exploration, evaluation and mining in Heilongjiang Province and other areas of mutual interest in China. In June of 2004, the joint venture was formed with the organization of Heilongjiang Savoy Minerals Co., Ltd., under the laws of China, the receipt of project approval from the China Economic Development and Reform Commission and the issuance to the joint venture of a business license by the China Industry and Commerce Bureau and an exploration license by the China Land and Resources Ministry. We are presently seeking to raise funds in order to meet the schedule for our required capital contributions to the joint venture totaling $2,500,000 over the next approximately fifteen months.

     We realized a net loss of $(1,491,479) for the quarter ended June 30, 2005, a net loss of $(2,296,746) for the six months ended June 30, 2005, and a net loss of $(4,600,575) for the period from September 24, 2002 (inception), through June 30, 2005. The loss per share of common stock was $(0.02) for the quarter ended June 30, 2005, and $(0.03) for the six months then ended. These results of our operations include a loss on the sale of Siranna of $(334,719). We expect to continue to incur significant net losses from operations until we are successful, if ever, in establishing commercial mining operations in Heilongjiang Province, China, and generating profits from these operations. The operating expenses that we incurred during the second quarter of the 2005 fiscal year include the following:

     o expense of $591,945 to settle case number 04CV4894, which is described under "PART II - OTHER INFORMATION - Item 1. Legal Proceedings" in this report, through the issuance of common stock;

     o    stock-based compensation of $70,000;

     o    general and administrative expenses totaling $213,677;

     o mineral property exploration and development costs aggregating $200,000; and

     o the write-off of an advance to a former director in the amount of $81,138.

We expect that general and administrative expenses, including consulting, management, directors' and professional fees, will continue at significantly decreased levels in the remaining two quarters of the year ending December 31, 2005, as compared to the levels of these expenditures incurred in the 2004 fiscal year because of significant reductions in staff and consultants and the settlement of a civil action in each of the second and third quarters of 2005.

     On August 4, 2005, four of the five members of our Board of Directors, including Messrs. Arthur Johnson and William T. Warden, who joined our Board in April 2004, attended a special meeting of the Board of Directors held in New York City, New York. Significant business was conducted at the meeting, including assigning responsibility for the preparation of operating budgets; establishing management compensation for the foreseeable future; approving the retention of a new independent auditing firm; retaining a business consultant for the next four months and an investor/public relations firm for the next six months; and calling the annual meeting of our stockholders and the next special meeting of the Board of Directors to be held in New York City, New York, in November 2005.

     On August 27, 2005, Messrs. Arthur Johnson and Michael Saner, a member of our advisory board and a director of Heilongjiang Savoy Minerals Co., Ltd., the China joint venture company, traveled to Heilongjiang Province for the purposes of meeting with the First Institute and other appropriate governmental authorities; visiting the Sishun Forest Farm, Wuxing and Sipingshun Mountains mineral sites; continuing performance of the feasibility study on the Sishan Forest Farm prospect, which has proven gold reserves of $150 million; arranging with the First Institute to conduct further geophysical exploration on the Wuxing site to determine the extent of the prospect; and meeting with a major gold company regarding potential development of the Sipingshun Mountains prospect. Since the conclusion of the trip, we have developed a competent business report that can be used to complete the feasibility study on the Sishan Forest Farm site.

     We are seeking funding for development of our Sishan Forest Farm gold prospect and a copper and cobalt leaching prospect located in South Africa that management is considering for acquisition. Management believes that the South African leaching prospect has the capability for generating revenue within the period of six months after acquisition. This possible acquisition is attractive to us because of its ability to generate revenue in the short-term; which revenue could be used to offset our administrative and operating expenses until the requisite financing can be obtained in order to enable us to commence gold production at the Sishan Forest Farm site. Management anticipates that a period of approximately two years would be required prior to the commencement of production of gold from the Sishan Forest Farm prospect one financing for the project is obtained.

Cash Requirements
-----------------

     Over the twelve-month period ending September 30, 2006, we anticipate that we will need to raise at least $1,500,000 in order to fund the development of our joint operations in China with the First Institute and to meet our existing operating requirements. Under the terms of the agreement with the First Institute, we are required to contribute the balance of $2,500,000 to the joint venture over the next approximately fifteen months. The schedule of required capital contributions is as follows:

     o    $500,000 by April 5, 2005, which has been paid;

     o    $500,000 by July 31, 2005, which has been paid;

     o    $1,000,000 by December 31, 2005; and

     o    $1,500,000 by December 31, 2006.

     Because of the uncertainty in our business plan, we are unable to calculate with certainty the cost of our plan of operations over the next twelve months.

     We are seeking to raise a total of an additional $10,000,000 via equity and/or debt financing, which, if received, would be allocated for the following purposes: (i) to make our final two payments totaling $2,500,000 to the China joint venture; (ii) to provide funding for the commencement of gold mining operations on the Sishan Forest Farm property; and (iii) to acquire the copper and cobalt leaching prospect in South Africa currently under consideration. The target amount of capital that we are seeking to raise by the end of the 2005 fiscal year is $5,000,000. This amount of funding would enable us to make our required $1,000,000 capital contribution to the joint venture by year-end; commence gold production at the Sishan Forest Farm site; and acquire the South African copper and cobalt leaching prospect. As discussed in more detail below, we currently have no sources for this proposed funding.

Capital Resources
-----------------

     We presently have limited working capital. Since January of 2004, we have been funded with $920,000 in cash received from the exercise of stock options to purchase a total of 27,900,000 shares of common stock; $1,400,000 received from the sale of units, including 12,283,333 shares of common stock and warrants exercisable to purchase a total of 24,536,667 shares of common stock; and $775,000 of 5%, secured, convertible notes, due August 5, 2006, and convertible into a total of 4,558,824 shares of common stock. Unless we realize $1,500,000 from the exercise of outstanding warrants or loans, the funds received will not be sufficient to finance our next payment to the China joint venture and pay our operating expenses, and it will be necessary to raise additional funds in the next twelve months just to remain current in our capital contributions to the joint venture and operate as a going concern. See the discussion above for a description of the anticipated use of up to $10,000,000 in funding currently being sought by management. Management believes that any funds raised would be raised through the sale of our equity securities and/or a debt financing. However, we are currently exploring all available financing alternatives, including, but not limited to, private and public securities offerings, joint venture or partnering arrangements with established companies and sales of equity interests in mineral prospects. There are no arrangements or commitments with respect to funding and we may not be able to obtain additional funding on acceptable terms, if at all. Even if we succeed in obtaining the funding necessary to capitalize the joint venture with the First Institute in China and establish commercial mining operations in Heilongjiang Province in China and/or South Africa, this will not ensure that operations will be profitable. Further, the full implementation of our business plan over the long-term is dependent upon our ability to raise a sizable amount of additional capital from equity and/or debt financings and/or achieve profitable operations.


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

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     Except as provided below, we know of no legal proceedings to which we are a party or to which any of our property interests are subject, which are pending or threatened, or of any unsatisfied judgments against us.

     We were named as the defendant in a civil action, case number 05CV1454, styled Wall Street Investor Resources Corp., a Maryland corporation, versus Savoy Resources Corp., a Colorado corporation, filed in the District Court of El Paso County, Colorado, on April 19, 2005. The plaintiff sought to recover damages for alleged unpaid marketing consulting services in the amount of approximately $28,221. On July 5, 2005, we entered into a court-approved Settlement Agreement with the plaintiff pursuant to which we paid the sum of $10,000 in cash and issued 107,184 restricted shares of common stock to the plaintiff. Additionally, we agreed to register the shares of common stock by filing a registration statement with the U.S. Securities and Exchange Commission not later than 90 days from the date of the Settlement Agreement.

     In December of 2004, nine plaintiffs filed a civil action, case number 04CV4894, styled Byron Hampton, Floyd Wandler, Ryan Wandler, Louis Gheyle, Dimka Boussy, 676538 B.C. Ltd., Donna Koop, Cathy Tough and Platinum Resource Holding
(sic), Inc., Plaintiffs, versus Savoy Resources Corp., Robert Slavik, Weiguo Lang, Patricia Cudd, Zhengli (sic) (Charles) Ge, Daniel S. McKinney and PacWest Transfer, LLC, Defendants, in the District Court of El Paso County, Colorado, against seven defendants, including Savoy, the Company's President/Chief Executive Officer and Board of Directors, its transfer agent and its legal counsel. The plaintiffs claimed that the defendants wrongfully cancelled and otherwise dispossessed them of a total of 17,867,250 shares of common stock of Savoy owned collectively by them. Defendant Savoy denied the allegations and filed a counterclaim against Mr. Floyd Wandler alleging that he breached his fiduciary duty to Savoy. In January of 2005, the Court granted a temporary restraining order enjoining the defendants from taking any action whatsoever with respect to the shares and any benefits obtained from them and ordering the defendants to immediately provide a full accounting of any sales or other dispositions of the shares and any benefits received from them. On May 13, 2005, Savoy and the other defendants, except Mr. Slavik, entered into a Settlement Agreement and Mutual Release with the plaintiffs providing for dismissal with prejudice by the plaintiffs of their pending claims and counterclaims against the defendants, except Mr. Slavik, and the defendants' dismissal with prejudice of their pending claims and counterclaims against the plaintiffs in case number 04CV4894 and against two of the plaintiffs and two other individuals, as the defendants, in the civil action number 04-cv-00290-EWN-CBS styled Savoy Resources Corp., a Colorado corporation, Plaintiff, versus Floyd Wandler, Byron Hampton, Michael Gheyle and Robert Welch, Defendants, filed in the United States District Court for the District of Colorado. This case, which was filed by Savoy in February of 2005 against the defendants seeking their disgorgement of short swing profits from purchases and sales of common stock of Savoy in violation of
Section 16(b) of the Securities Exchange Act of 1934, was dismissed on June 29, 2005. As part of the settlement of case number 04CV4894, the plaintiffs agreed to cancellation and return to treasury of 8,055,000 shares of common stock subject to the temporary restraining order. An additional 4,000,000 shares were impounded in escrow and are being released to the plaintiffs at the rate of 50,000 shares per week on the first day of each week commencing September 1, 2005, through the last week of April 2007.

Item 2. Changes in Securities.

     (a) On June 23, 2005, we entered into a securities purchase agreement providing for the issuance and sale of 1,200,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one and two-fifths shares of common stock through June 22, 2008, of which five series A warrants are exercisable to purchase seven shares of common stock at $1.40, one series B warrant exercisable to purchase one and two-fifths shares of common stock through June 22, 2009, of which five series B warrants are exercisable to purchase seven shares of common stock at $2.80, and one series C warrant exercisable to purchase three-tenths share of common stock through June 22, 2009, of which ten series C warrants are exercisable to purchase three shares of common stock at $0.60, to EIB Capital Corp. at a purchase price of $0.12 per unit for gross proceeds of $120,000.00. As of June 30, 2005, we had received $20,000 of the total purchase price for the units and had a subscription receivable of $100,000. We agreed to file a registration statement with the U.S. Securities and Exchange Commission to register all 3,720,000 shares of common stock included in the units and underlying the series A, B and C warrants within 75 days of EIB Capital's demand for registration. EIB Capital owns, separate from these units, 4,000,000 shares, and warrants exercisable to purchase 12,400,000 shares, of our common stock. and warrants exercisable to purchase 12,400,000 shares, of our common stock.

     In our opinion, the issuance and sale of the units in the transaction described above were exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. EIB Capital represented its intention to acquire the units for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the stock certificates and included in the warrant agreements issued in the transaction. EIB Capital is our principal stockholder and an "accredited" investor, as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933 and, as such, had access to adequate information about us. The transaction did not involve the use of an underwriter.

     (b) No rights evidenced by our common stock have been limited or qualified by the issuance or modification of any other class of securities, except as follows:

     On August 5, 2005, we issued and sold $775,000 in aggregate principal amount of 5%, secured, convertible notes due August 5, 2006, and convertible into a total of 4,558,824 shares of common stock at a conversion price of $0.17 per share to Alpha Capital Aktiengesellschaft, Whalehaven Capital Fund Limited, CMS Capital and Osher Capital Inc. The notes are secured by all of our assets, including, but not limited to, accounts, goods, personal property and all present and future books and records relating to, and all products and proceeds of, the collateral. Heilongjiang Savoy Minerals Co., Ltd., our 40%-owned subsidiary, has guaranteed payment of the loans.

     (c) Under Rule 463, d. 3., of the Securities Act of 1933, we are not required to report any information pursuant to this item.

     (d) There were no repurchases of common stock made by or on behalf of Savoy Resources or any "affiliated purchaser," as defined in Rule 10b-18(a)(3), during the quarter ended June 30, 2005, covered by this report.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

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


Item 6.  Exhibits and Reports on Form 8-K.

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

   Item
  Number                              Description
--------  ----------------------------------------------------------------------
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

     4.18 Series A Stock Purchase Warrant dated June 23, 2005, of EIB Capital Corp. exercisable to purchase 1,680,000 shares of common stock through June 22, 2008, of which five series A warrants are exercisable to purchase seven shares of common stock at $1.40.

     4.19 Series B Stock Purchase Warrant dated June 23, 2005, of EIB Capital Corp. exercisable to purchase 1,680,000 shares of common stock through June 22, 2009, of which five series B warrants are exercisable to purchase seven shares of common stock at $2.80.

     4.20 Series C Stock Purchase Warrant dated June 23, 2005, of EIB Capital Corp. exercisable to purchase 360,000 shares of common stock through June 22, 2009, of which ten series C warrants are exercisable to purchase three shares of common stock at $0.60.

     4.21 Class D Common Stock Purchase Warrant dated August 5, 2005, of Alpha Capital Aktiengelleschaft exercisable to purchase 2,500,000 shares of common stock through August 5, 2009, at $0.28 per share.

     4.22 Class D Common Stock Purchase Warrant dated August 5, 2005, of Whalehaven Capital Fund Limited exercisable to purchase 1,176,471 shares of common stock through August 5, 2009, at $0.28 per share.

     4.23 Class D Common Stock Purchase Warrant dated August 5, 2005, of CMS Capital exercisable to purchase 588,235 shares of common stock through August 5, 2009, at $0.28 per share.

     4.24 Class D Common Stock Purchase Warrant dated August 5, 2005, of Osher Capital Inc. exercisable to purchase 294,118 shares of common stock through August 5, 2009, at $0.28 per share.

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

    10.20 Securities Purchase Agreement dated June 23, 2005, between Savoy Resources Corp. and EIB Capital Corp as to 1,200,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one and two-fifths shares of common stock through June 22, 2008, of which five series A warrants are exercisable to purchase seven shares of common stock at $1.40, one series B warrant exercisable to purchase one and two-fifths shares of common stock through June 22, 2009, of which five series B warrants are exercisable to purchase seven shares of common stock at $2.80, and one series C warrant exercisable to purchase three-tenths share of common stock through June 22, 2009, of which ten series C warrants are exercisable to purchase three shares of common stock at $0.60.

    10.21 Subscription Agreement dated as of August 5, 2005, between Savoy Resources Corp. and Alpha Capital Aktiengesellschaft, Whalehaven Capital Fund Limited, CMS Capital and Osher Capital Inc.

    10.22 Secured Convertible Note dated as of August 5, 2005, due August 5, 2006, in the principal amount of $425,000, bearing simple interest at the rate of 5% per annum, payable by Savoy Resources Corp. to Alpha Capital Aktiengesellschaft.

    10.23 Secured Convertible Note dated as of August 5, 2005, due August 5, 2006, in the principal amount of $200,000, bearing simple interest at the rate of 5% per annum, payable by Savoy Resources Corp. to Whalehaven Capital Fund Limited.

    10.24 Secured Convertible Note dated as of August 5, 2005, due August 5, 2006, in the principal amount of $100,000, bearing simple interest at the rate of 5% per annum, payable by Savoy Resources Corp. to CMS Capital.

    10.25 Secured Convertible Note dated as of August 5, 2005, due August 5, 2006, in the principal amount of $50,000, bearing simple interest at the rate of 5% per annum, payable by Savoy Resources Corp. to Osher Capital Inc.

    10.26 Security Agreement dated as of August 5, 2005, between Savoy Resources Corp. and Barbara R. Mittman.

    10.27 Guaranty Agreement dated as of August 5, 2005, between Heilongjiang Savoy Minerals Co., Ltd., and Barbara R. Mittman.

    10.28 Collateral Agent Agreement dated as of August 5, 2005, among Barbara
          R. Mittman, Alpha Capital Aktiengesellschaft, Whalehaven Capital Fund Limited, CMS Capital and Osher Capital Inc.

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

     (b) Reports on Form 8-K.

     The report on Form 8-K described below was filed during the quarter ended June 30, 2005, covered by this report. No financial statements were filed as a part of this report.

Date of Report on Form 8-K or 8-K/A                        Items Reported
-----------------------------------                        --------------

Form 8-K filed on April 8, 2005                              Item 5.02




                                   SIGNATURES

     The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended June 30, 2005, have been included.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SAVOY RESOURCES CORP.



Date:  September 20, 2005                By: /s/ Arthur Johnson
                                             ------------------------
                                             Arthur Johnson, President
                                             Chief  Executive Officer,
                                             Chief  Financial Officer and
                                             Principal Accounting Officer