Form 10QSB
period 2005-09-30
SAVOY RESOURCES CORP
filed 2005-11-22
CIK 1113190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _____________ to _____________

                        Commission file number 000-032103

                              Savoy Resources Corp.
               --------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                      84-1522003
   ---------------------------               ----------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                Yes [ ]   No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,025,517 shares of common stock, $0.001 par value per share, outstanding as of November 21, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION



                              Savoy Resources Corp.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2005
                                   (Unaudited)


                                     Assets

Cash and cash equivalents                                           $    73,565

Prepaid expense                                                           2,195
                                                                    -----------

         Total current assets                                            75,760
                                                                    -----------

Property and Equipment, net                                              10,401
                                                                    -----------

                                                                    $    86,161
                                                                    ===========


                      Liabilities & Stockholders' (Deficit)

Current Liabilities
     Accounts payable                                               $   436,089
     Accrued interest                                                     5,945
     Related party payable                                              172,301
     Advance payable                                                     34,285
                                                                    -----------
         Total current liabilities                                      648,620
                                                                    -----------

     Convertible notes payable, net of debt discount                    129,167
                                                                    -----------

         Total liabilities                                              777,787
                                                                    -----------


Stockholders' (Deficit)
     Preferred stock, $0.001 par value; 10,000,000 shares
         authorized; no shares issued and outstanding                        --
     Common stock, $0.001 par value; 100,000,000 shares
         authorized; 65,805,517 shares issued and outstanding            65,805
     Additional paid-in capital                                       5,652,907
     Warrants                                                           140,000
     Stock subscriptions                                                100,000
     (Deficit) accumulated in the development stage                  (6,650,338)
                                                                    -----------
                                                                       (691,626)
                                                                    -----------

                                                                    $    86,161
                                                                    ===========


            See the accompanying notes to the financial statements.




                              Savoy Resources Corp.
                          (A Development Stage Company)
                            Statements of Operations
   Three and Nine Months Ended September 30, 2005, and September 30, 2004, and
    and the Period From Inception (September 24, 2002) to September 30, 2005
                                   (Unaudited)

                                                  Three Months Ended               Nine Months Ended         Inception to
                                             September 30    September 30    September 30    September 30    September 30
                                                2005              2004           2005            2004            2005
                                            --------------   ------------    ------------    ------------    ------------
Revenues                                     $         --    $         --    $         --    $         --    $         --
                                             ------------    ------------    ------------    ------------    ------------

Operating Expenses
        Stock based compensation                1,060,000          50,500       1,130,000          50,500       1,180,500
        Mineral property exploration
          and development                         500,000          (5,546)        700,000          98,708       1,026,581
        Purchased research and development             --              --              --              --          40,348
        Settlement expense                         26,078              --         618,023              --         618,023
        Write-off of receivable                        --              --          81,138              --          81,138
        General and administrative                328,573         311,187       1,347,517       1,128,060       3,188,158
                                             ------------    ------------    ------------    ------------    ------------
                                                1,914,651         356,141       3,876,678       1,277,268       6,134,748
                                             ------------    ------------    ------------    ------------    ------------

Operating (loss)                               (1,914,651)       (356,141)     (3,876,678)     (1,277,268)     (6,134,748)
                                             ------------    ------------    ------------    ------------    ------------

Other Income (Expense)
        Interest expense                         (135,112)             --        (135,112)             --        (135,112)
        (Loss) on sale of Siranna                      --              --        (334,719)             --        (334,719)
        Equity (loss) on Canadian venture              --         (39,159)             --         (39,159)        (45,759)
                                             ------------    ------------    ------------    ------------    ------------

Net (Loss)                                   $ (2,049,763)   $   (395,300)   $ (4,346,509)   $ (1,316,427)   $ (6,650,338)
                                             ============    ============    ============    ============    ============


Weighted Average Shares Outstanding
  Basic and Diluted                            62,662,039      65,808,587      67,640,797      42,946,533
                                             ============    ============    ============    ============

(Loss) Per Common Share
  Basic and Diluted                          $      (0.03)   $      (0.01)   $      (0.06)   $      (0.03)
                                             ============    ============    ============    ============

            See the accompanying notes to the financial statements.


                              Savoy Resources Corp.
                          (A Development Stage Company)
                            Statements of Cash Flows
        Six Months Ended September 30, 2005, and September 30, 2004 and
      the Period From Inception (September 24, 2002) to September 30, 2005
                                   (Unaudited)

                                                            Nine Months Ended       Inception to
                                                      September 30   September 30   September 30
                                                          2005           2004          2005
                                                      -----------    ------------   -----------
Cash Flows from Operating Activities
  Cash (used in) operating activities                 $  (716,049)   $(1,008,230)   $(2,164,051)
                                                      -----------    -----------    -----------

Cash Flows from Investing Activities
               Purchase of property and equipment          (5,386)        (9,506)       (14,741)
               Cash acquired in reverse acquisition            --            169            169
               Advances to Canadian joint venture              --        (45,758)       (45,758)
               Investment in China joint venture         (700,000)      (300,000)    (1,000,000)
                                                      -----------    -----------    -----------
Cash (used in) investing activities                      (705,386)      (355,095)    (1,060,330)
                                                      -----------    -----------    -----------

Cash Flows from Financing Activities
               Related party advances                          --         60,675        143,301
               Loan payable                                    --             --         34,285
               Proceeds from 5% convertible notes         775,000             --        775,000
               Proceeds from common stock issued
                for cash and stock subscriptions          720,000      1,310,181      2,345,360
                                                      -----------    -----------    -----------

Cash provided by financing activities                   1,495,000      1,370,856      3,297,946
                                                      -----------    -----------    -----------

Increase in cash and cash equivalents                      73,565          7,531         73,565

Cash and cash equivalents
      Beginning of period                                      --             --             --
                                                      -----------    -----------    -----------

      End of period                                   $    73,565    $     7,531    $    73,565
                                                      ===========    ===========    ===========


            See the accompanying notes to the financial statements.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company is a precious metals and mineral exploration and development company. The Company presented its financial statements on a consolidated basis through April 23, 2005, the date that it sold its 97% interest in Societe Siranna S.A.R.L. ("Siranna"). The Company also has a 40% interest in a joint venture with the First Institute of Geology and Exploration of Heilongjiang Province, China which is recorded as an equity investment for which all contributions are expensed as mineral exploration and development costs, thus the investment is carried at $0 as of September 30, 2005.


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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should also be read in conjunction with Savoy's audited financial statements as at December 31, 2004 included in the Form 10-KSB.


NOTE 2 - ACCOUNTING POLICIES

Debt With Detachable Warrants And/Or Beneficial Conversion Feature

The Company accounts for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion 14 ("APB 14"), whereby we separately measure the fair value of the debt and the detachable warrants and allocate the proceeds from the debt on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrants, which is accounted for as paid-in capital, is amortized over the estimated life of the debt.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)




In accordance with the provisions of Emerging Issues Task Force Issue ("EITF") 98-5 and EITF 00-27, we allocate a portion of the proceeds received to any embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible debt and the fair value of the underlying common stock on the date the debt is issued. In the event the convertible debt also had detachable stock purchase warrants, we first allocate proceeds to the stock purchase warrants and the debt and then allocate the resulting debt proceeds between the beneficial conversion feature, which is accounted for as paid-in capital, and the initial carrying amount of the debt. The discount resulting from the beneficial conversion feature is amortized over the estimated life of the debt.

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

On April 23, 2005, Savoy sold its 97% equity interest in Siranna to Mr. Robert Slavik, a former officer and director who owns approximately 6% of the Company's common stock, in consideration for his cancellation and return to treasury of 19,000,000 shares from his position of 21,000,000 shares of Savoy. As part of this agreement, Savoy agreed to issue 2,000,000 new shares of common stock to Slavik. The shares retained by Mr. Slavik and the newly-issued shares will be restricted pursuant to Rule 144 of the General Rules and Regulations under the Securities Act of 1933. During the period ended September 30, 2005, the Company recorded a loss on the sale of Siranna of $344,719. The loss consists of the write off of the investment in Siranna of $22,500, advance to Siranna of $244,000 and the accumulated losses of Siranna of $68,219.


NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended September 30, 2005, the Company incurred directors fees of $21,000 and consulting fees to Directors and former directors of $110,583. In addition, $186,301 is due to related parties at September 30, 2005 for operating advances and expenses paid on behalf of the Company. All the amounts are non-interest bearing and have no stated repayment terms.

During the period ended September 30, 2005, the Company wrote off $81,138 of advances to former directors as collection is not probable.


NOTE 5 - INTEREST IN HEILONGJIANG JOINT VENTURE

Effective May 20, 2004, the Company entered into an agreement with the First Institute of Geology Exploration of Heilongjiang Province, China (the "First Institute"), providing the contractual right to form a joint venture enterprise (the "HJV") in accordance with the Laws of the People's Republic of China ("PRC") for Chinese-Foreign Cooperative Joint Ventures. The HJV was formed in June of 2004 for the purpose of conducting gold and other mineral exploration, evaluation and development in Heilongjiang Province and other areas of mutual interest in the PRC. The formation of the HJV was approved by the government of PRC and a business license was issued to the HJV on June 30, 2004. Upon completion, the HJV will have total registered capital contributed of approximately $5,000,000, of which $1,500,000 will be contributed by the First Institute in the form of exploration licenses and $3,500,000 will be cash contributions by the Company. The Company will account for its capital contributions as mineral exploration and development costs until proven and probable reserves exist, the property is a commercially minable property, and the Company has acquired a controlling interest over the assets of the HJV. During the period ended September 30, 2005 the Company contributed $700,000. The Company will be required to contribute $1,000,000 by December 31, 2005, and the final $1,500,000 by December 31, 2006.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


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

On November 12, 2004, the Company issued 5,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.20 per share through November 11, 2007, and one series B warrant exercisable to purchase one-half share of common stock through November 11, 2008, of which two series B warrants are exercisable to purchase one share of common stock at $0.40, to EIB Capital Corp. Of the $600,000 purchase price for the units, the Company received $305,000 on or about November 12, 2004, and $175,000 during the period from December through May 2005.The Company paid a finders fee of 5% or $30,000 in connection with the sale of the units. Management has estimated that the fair market value of the stock purchase warrants is $60,000. The Company agreed to register the shares of common stock and the shares underlying the warrants with the Securities and Exchange Commission upon EIB Capital's request. On February 8, 2005, the Company increased the number of shares of common stock underlying the series A warrants from 5,000,000 to 7,000,000 shares and the number of shares underlying the series B warrants from 2,500,000 to 7,000,000 shares, and extended the term of the series A warrants through February 7, 2008, and the term of the Series B warrants through February 7, 2009. Additionally, the Company included in each unit one series C warrant exercisable to purchase three-tenths share of common stock through February 7, 2009, of which ten series C warrants are exercisable to purchase one share of common stock at $0.20, and granted EIB Capital registration rights for the additional shares of common stock underlying the warrants. As consideration for the increase in the number of shares of common stock underlying the series A and B warrants, the inclusion in the units of the series C warrants and the grant of registration rights, EIB Capital provided us with an undertaking in the amount of $700,000 to fund the second payment due under our joint venture agreement with the First Institute of Heilongjiang Province, China, and a commitment for $200,000 in working capital to be made available upon mutually acceptable terms and conditions based upon market conditions. On May 10, 2005, the Company cancelled and returned to treasury approximately 20% of the units issued to EIB Capital, leaving 4,000,000 shares of common stock, 5,600,000 shares of common stock underlying the series A warrants, 5,600,000 shares of common stock underlying the series B warrants and 1,200,000 shares underlying the series C warrants included in the units. During the period ended September 30, 2005, the Company received the remaining $120,000 from EIB Capital and issued 1,200,000 shares.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

The Company announced, on January 2, 2005, and completed, on January 21, 2005, the sale of units for $300,000 in cash consisting of 2,000,000 shares of common stock and 2,000,000 warrants exercisable to purchase 2,000,000 shares of common stock at $0.30 per share to January 2, 2007 and 2,000,000 warrants exercisable to purchase 2,000,000 shares at $0.45 per share to January 2, 2007. Management's estimate of the fair value of the stock purchase warrants is $30,000. A finders fee of $10% or $30,000 was deducted from the proceeds.

During the period ended September 30, 2005, the Company issued a total of 3,500,000 shares of common stock valued at an aggregate of $595,000 to two individuals for services, of which $220,000 had been accrued at December 31, 2004.

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

The Company issued 4,000,000 shares, valued at $960,000 or $0.24 per share, the closing price on the date the transaction was agreed to, to its directors for services.

The Company issued 4,000,000 shares into escrow in compliance with the Hampton litigation (see Note 7.)

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

The Company entered into an agreement dated July 2, 2005, with Lyons Capital, LLC, for the performance of investor relations services to be paid via the issuance of 400,000 shares of common stock and reimbursement of expenses. The shares were issued at the fair market value on the date of the agreement, $0.20 per share or, $80,000.


Share Purchase Warrants
The Company's share purchase warrant activity is as follows:

                                                                   Weighted Average
                              Number of      Weighted Average      Remaining
                              warrants        Exercise Price       Contractual Life
                              ------------- -------------------- ------------------
  Balance, December 31, 2004    13,750,000                 0.20       2.50 years
                      Issued    10,786,667                 0.18       2.92 years
                   Exercised            --                   --
                     Expired            --                   --
                              ------------- -------------------- ------------------

 Balance, September 30, 2005    24,536,667                $0.29       2.86 years
                              ============= ==================== ==================

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

On August 4, 2005, the Company granted 500,000 options to a director with an exercise price of $0.02 per share, with immediate vesting and a expiration date of August 3, 2008. Using the Black Scholes method and the following variables, expected volatility 97.5%, stock price on date of grant, $0.24, no expected dividends and a risk free rate of 5.0%, the value of the grant is $0.22 per share. The pro-forma effect would increase the net loss of the Company by $110,000 to $(2,149,763) and $(4,446,509) for the three and nine months ended September 30, 2005.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


NOTE 7 - LEGAL PROCEEDINGS

In December 2004, nine plaintiffs filed a civil action, Case Number 04CV4894, styled Byron Hampton, Floyd Wandler, Ryan Wandler, Louis Gheyle, Dimka Boussy, 676538 B.C. Ltd., Donna Koop, Cathy Tough and Platinum Resource Holding (sic), Inc., Plaintiffs, versus Savoy Resources Corp., Robert Slavik, Weiguo Lang, Patricia Cudd, Zhengli (sic) (Charles) Ge, Daniel S. McKinney and PacWest Transfer, LLC, Defendants, in the District Court of El Paso County, Colorado (the "Civil Action"), against seven defendants, including Savoy, the Company's President/Chief Executive Officer and Board of Directors, its transfer agent and its legal counsel. The plaintiffs claimed that the defendants wrongfully cancelled and otherwise dispossessed them of a total of 17,867,250 shares of common stock of Savoy owned collectively by them (the "Shares"). The Company denied the allegations and filed a counterclaim against Mr. Floyd Wandler alleging that he breached his fiduciary duty to Savoy. In January 2005, the Court granted a temporary restraining order enjoining the defendants from taking any action whatsoever with respect to the Shares and any benefits obtained from them and ordering the defendants to immediately provide a full accounting of any sales or other dispositions of the Shares and any benefits received from them. On May 13, 2005, Savoy and the other defendants, except Mr. Slavik (the "Settling Defendants"), entered into a Settlement Agreement and Mutual Release with the plaintiffs providing for dismissal with prejudice by the plaintiffs of their pending claims and counterclaims against the Settling Defendants and the Settling Defendants' dismissal with prejudice of their pending claims and counterclaims against the plaintiffs in the Civil Action and against two of the plaintiffs and two other individuals, as the defendants, in the civil action number 04-cv-00290-EWN-CBS styled Savoy Resources Corp., a Colorado corporation, Plaintiff, versus Floyd Wandler, Byron Hampton, Michael Gheyle and Robert Welch, Defendants, filed in the United States District Court for the District of Colorado. Savoy filed this case in February of 2005 against the defendants seeking their disgorgement of short swing profits from purchases and sales of common stock of Savoy in violation of Section 16(b) of the Securities Exchange Act of 1934. As part of the settlement, the plaintiffs agreed to the cancellation and return to treasury of 8,055,000 shares of common stock subject to the Civil Action. The balance of 4,000,000 shares have been placed into escrow and released to the plaintiffs at the rate of 50,000 shares per week on the first day of each week commencing September 1, 2005, through April 2007. The 4,000,000 shares were valued at the closing price on the day of the settlement, $0,15 per share.

The Company is the defendant in a civil action filed by Wall Street Investor Resources Corp., a Maryland corporation, in the District Court of El Paso County, Colorado, in April 2005. The plaintiff seeks to recover damages for alleged unpaid marketing consulting services of $28,221. The suit was settled for $10,000 and the issuance of 107,184 shares valued at $16,078 or $0.15 the closing price on the date of settlement. The $10,000 was paid and the 107,1874 shares issued during the period ended September 30, 2005.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

NOTE 8 - CONVERTIBLE NOTES

On August 5, 2005, the Company entered into the Subscription Agreement among Savoy Resources Corp., Alpha Capital Aktiengesellschaft, Whalehaven Capital Fund Limited, CMS Capital and Osher Capital Inc. (collectively, the "Subscribers"), pursuant to which we issued and sold (i) Secured Convertible Notes in the aggregate principal amount of $775,000, due August 5, 2006, bearing simple interest at the rate of five per cent per annum and convertible into a total of 4,558,824 shares of common stock at a fixed conversion price of $0.17 per share and (ii) Class D Common Stock Purchase Warrants exercisable to purchase a total of 4,558,824 shares of common stock at an exercise price of $0.28 per share for a period of four years through August 5, 2009, for a total purchase price of $775,000 in cash. Alpha Capital owns, separate from the Note and the Class D Warrant, 1,333,333 shares, and warrants exercisable to purchase 666,667 shares, of our common stock. The closing of the transaction occurred on August 5, 2005. Pursuant to the Security Agreement dated August 5, 2005, among Savoy Resources and the Subscribers, the Notes are secured by all of our assets (collectively, the "Collateral"), including, but not limited to, accounts, goods, real and personal property, all present and future books and records relating to the Collateral and all products and proceeds of the Collateral. Heilongjiang Savoy Minerals Co., Ltd., a currently 40%-owned subsidiary of Savoy Resources, entered into the Guaranty Agreement dated August 5, 2005, providing for Helongjiang Savoy Minerals to guarantee payment of the Subscribers' loans and performance under the Notes, the Subscription Agreement and all other agreements relating to the sale and issuance of the Notes and the Class D Warrants. As part of the transactions, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission to register a total of 9,345,590 shares of common stock issuable upon conversion of the Notes and exercise of the Warrants within 45 days, and cause it to be declared effective within 150 days, after the closing date. The terms of the private placement of the securities to the Subscribers were approved and authorized by our board of directors. Financing fees of 8% or $62,000 were paid relating to the sale and issuance of the securities.

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the date of the Subscription Agreement. The value of the embedded beneficial conversion feature and the warrants of $775,000 has been allocated to additional paid in capital. This amount will be amortized over 12 months commencing August 5, 2005. Amortization expense during quarter ended September 30, 2005 was $129,167.



NOTE 9 - SUBSEQUENT EVENTS

On November 19, 2005, Savoy agreed to amend the Settlement Agreement and General Release dated October 5, 2005, with Thomas J. Deutsch Law Corporation ("TJDL"). The new terms provide for Savoy: (i) to pay TJDL $10,800 on or before December 16, 2005, and the sum of $5,400 on or before January 17, 2006; (ii) to deliver 220,000 shares of Savoy common stock to TJDL by not later than November 22, 2005, on the basis that Savoy will no longer have an option to purchase the shares; and to provide TJDL, upon request and at no cost, with a proper legal opinion on or after October 5, 2006, with regard to the resale of the shares pursuant to Rule 144 under the Securities Act of 1933.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General
-------

     Until early January of 2004, when we acquired a 97% interest in Societe Siranna S.A.R.L., a private Madagascar company that owned two gemstone exploration properties in northern Madagascar together with full resource exploitation and gemstone exportation permits, we were engaged in the residential and commercial mortgage brokerage business. In March of 2004, we entered into a joint venture agreement with the First Institute of Geology Exploration of Heilongjiang Province, China (the "First Institute"), which was finalized in May of 2004, for the purpose of conducting gold and other mineral exploration and development in China. As a result of the aforementioned joint venture, which was organized in September of 2004, we are undergoing a transition to a gold and other mineral exploration and development company. As of the date of this report, we are assessing the results of the significant exploration and drilling work performed by the joint venture and the joint venture partner, the First Institute, on three prospects located in Heilongjiang Province, China, including the Sishan Forest Farm, Wuxing and Sipingshun Mountains prospects. Because available information indicates the location of a high-grade gold prospect on the Sishan Forest Farm gold property, the initial target property, we have commenced a feasibility study on this prospect. We have realized no revenues from these activities as of the date of this report. On April 23, 2005, we sold our 97% equity interest in Siranna to a former executive officer and director who owns approximately 6% of our outstanding common stock.

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

Plan of Operation

     In March of 2004, we entered into a long-term joint venture agreement with the First Institute of Heilongjiang Province, China, which was finalized in May of 2004, for the purpose of conducting gold and other mineral exploration, evaluation and mining in Heilongjiang Province and other areas of mutual interest in China. In September of 2004, the joint venture was formed with the organization of Heilongjiang Savoy Minerals Co., Ltd., under the laws of China, the receipt of project approval from the China Economic Development and Reform Commission and the issuance to the joint venture of a business license by the China Industry and Commerce Bureau and an exploration license by the China Land and Resources Ministry. We are presently seeking to raise funds in order to meet the schedule for our required capital contributions to the joint venture totaling $2,500,000 over the next approximately thirteen months.

     We realized a net loss of $(2,049,763) for the quarter ended September 30, 2005, a net loss of $(4,346,509)for the nine months ended September 30, 2005, and a net loss of $(6,650,338) for the period from September 24, 2002 (inception), through September 30, 2005. The loss per share of common stock was $0.03 for the quarter ended September 30, 2005, and $0.06 for the nine months then ended. The results of our operations for the nine months ended September 30, 2005, include a loss on the sale of Siranna of $(334,719). We expect to continue to incur significant net losses from operations until we are successful, if ever, in establishing commercial mining operations in Heilongjiang Province, China, and generating profits from these operations. The operating expenses that we incurred during the third quarter of the 2005 fiscal year include the following:

     o    stock-based compensation of $1,060,000;

     o mineral property exploration and development costs aggregating $500,000; and

     o    general and administrative expenses totaling $328,573.

We expect that general and administrative expenses, including consulting, management, directors' and professional fees, will continue at significantly decreased levels in the remaining quarter of the year ending December 31, 2005, as compared to the levels of these expenditures incurred in the 2004 fiscal year because of significant reductions in staff and consultants and the settlement of a civil action in each of the second and third quarters of 2005.

     Expenses for stock-based compensation increased by approximately 2,099%, from $50,500 to $1,060,000, for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2005. Mineral property exploration and development expenses for the quarter ended September 30, 2005, which consisted of our capital contribution of $500,000 to the joint venture with the First Institute, represented in excess of a 9,016% increase over mineral property exploration and development expenses of $(5,546) for the quarter ended September 30, 2005. General and administrative expenses increased from $311,187 for the quarter ended September 30, 2004, to $328,573 for the quarter ended September 30 2005, an increase of approximately 6%. We incurred a settlement expense of $26,078 for the quarter ended September 30, 2005, as a result of the issuance of 107,184 restricted shares of our common stock to settle a civil action in which the plaintiff sought to recover damages for alleged unpaid marketing consulting services.

     Stock-based compensation expense of $1,130,000 for the nine months ended September 30, 2005, represented an approximate 2,238% increase over stock-based compensation expense of $50,500 for the nine months ended September 30, 2004. Mineral property exploration and development expenses increased by approximately 709%, from $98,708 for the nine months ended September 30, 2004, to $700,000, which represents our total capital contributions to the joint venture with the First Institute, for the nine months ended September 30, 2005. General and administrative expenses increased from $1,128,060 for the nine months ended September 30, 2004, to $1,347,517 for the nine months ended September 30 2005, an increase of approximately 20%. We incurred settlement expenses totaling $618,023 for the nine months ended September 30, 2005, as a result of the issuance of 107,184 restricted shares of our common stock to settle the civil action described in the paragraph above and the issuance of 4,000,000 restricted shares of our common stock to settle civil action number 04CV4894, which is described under "Part II - Other Information - Item 1. - Legal Proceedings" below. In the nine months ended September 30, 2005, we wrote off $81,138 in advances to a former director because of the improbability of collection.

     On August 27, 2005, Messrs. Arthur Johnson and Michael Saner, a member of our advisory board and a director of Heilongjiang Savoy Minerals Co., Ltd., the China joint venture company, traveled to Heilongjiang Province for the purposes of meeting with the First Institute and other appropriate governmental authorities; visiting the Sishun Forest Farm, Wuxing and Sipingshun Mountains mineral sites; continuing performance of the feasibility study on the Sishan Forest Farm prospect, which has proven gold reserves of $150 million; arranging with the First Institute to conduct further geophysical exploration on the Wuxing site to determine the extent of the prospect; and meeting with a major gold company regarding potential development of the Sipingshun Mountains prospect. As a result of the trip, we developed a competent business report that has been used in the completion of the feasibility study on the Sishan Forest Farm site.

     On October 25, 2005, Mr. Saner returned to Heilongjiang Province for the purpose of completing the feasibility study on the Sishan Forest Farm site and performing an onsite appraisal of the Wuxing platinum, nickel, cobalt and copper prospect. Subsequent to Mr. Saner's second trip, a 100-kilogram sample from the Sishan Forest Farm site was sent to Johannesburg, South Africa, for analysis in order to enable us to make a final assessment of the process technology that could be used most effectively to recover the gold. Because of the sloping terrain of Sishan Forest Farm and the lack of mineralization of the hanging wall, management has determined to sink a vertical, instead of a decline, shaft, as earlier planned based upon a computer model, in order to extract the ore. Obtaining the results of analysis of the sample being analyzed in Johannesburg is the final remaining impediment to the completion of the bankable feasibility study on the Sishan Forest Farm prospect.

     We are seeking funding for development of our Sishan Forest Farm gold prospect and a copper and cobalt leaching prospect located in South Africa that management is considering for acquisition. Management believes that the South African leaching prospect has the capability for generating revenue within the period of six months after acquisition. This possible acquisition is attractive to us because of its ability to generate revenue in the short-term; which revenue could be used to offset our administrative and operating expenses until the requisite financing can be obtained in order to enable us to commence gold production at the Sishan Forest Farm site. Management anticipates that a period of approximately two years would be required prior to the commencement of production of gold from the Sishan Forest Farm prospect once financing for the project is obtained.

Cash Requirements

     Over the twelve-month period ending September 30, 2006, we anticipate that we will need to raise at least $1,500,000 in order to fund the development of our joint operations in China with the First Institute and to meet our existing operating requirements. Under the terms of the agreement with the First Institute, we are required to contribute the balance of $2,500,000 to the joint venture over the next approximately thirteen months. The schedule of required capital contributions is as follows:

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

Capital Resources

     We presently have very limited working capital. Since January of 2004, we have been funded with $920,000 in cash received from the exercise of stock options to purchase a total of 27,900,000 shares of common stock; $1,400,000 received from the sale of units, including 12,283,333 shares of common stock and warrants exercisable to purchase a total of 24,536,667 shares of common stock; and $775,000 of 5%, secured, convertible notes, due August 5, 2006, and convertible into a total of 4,558,824 shares of common stock. Unless we realize $1,500,000 from the exercise of outstanding warrants or loans, the funds received will not be sufficient to finance our next payment to the China joint venture and pay our operating expenses, and it will be necessary to raise additional funds in the next twelve months just to remain current in our capital contributions to the joint venture and operate as a going concern. See the discussion above for a description of the anticipated use of up to $10,000,000 in funding currently being sought by management. Management believes that any funds raised would be raised through the sale of our equity securities and/or a debt financing. However, we are currently exploring all available financing alternatives, including, but not limited to, private and public securities offerings, joint venture or partnering arrangements with established companies and sales of equity interests in mineral prospects. There are no arrangements or commitments with respect to funding and we may not be able to obtain additional funding on acceptable terms, if at all. Even if we succeed in obtaining the funding necessary to capitalize the joint venture with the First Institute in China and establish commercial mining operations in Heilongjiang Province in China and/or South Africa, this will not ensure that operations will be profitable. Further, the full implementation of our business plan over the long-term is dependent upon our ability to raise a sizable amount of additional capital from equity and/or debt financings and/or achieve profitable operations.


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

     In December of 2004, nine plaintiffs filed a civil action, case number 04CV4894, styled Byron Hampton, Floyd Wandler, Ryan Wandler, Louis Gheyle, Dimka Boussy, 676538 B.C. Ltd., Donna Koop, Cathy Tough and Platinum Resource Holding
(sic), Inc., Plaintiffs, versus Savoy Resources Corp., Robert Slavik, Weiguo Lang, Patricia Cudd, Zhengli (sic) (Charles) Ge, Daniel S. McKinney and PacWest Transfer, LLC, Defendants, in the District Court of El Paso County, Colorado, against seven defendants, including Savoy, the Company's President/Chief Executive Officer and Board of Directors, its transfer agent and its legal counsel. The plaintiffs claimed that the defendants wrongfully cancelled and otherwise dispossessed them of a total of 17,867,250 shares of common stock of Savoy owned collectively by them. Defendant Savoy denied the allegations and filed a counterclaim against Mr. Floyd Wandler alleging that he breached his fiduciary duty to Savoy. In January of 2005, the Court granted a temporary restraining order enjoining the defendants from taking any action whatsoever with respect to the shares and any benefits obtained from them and ordering the defendants to immediately provide a full accounting of any sales or other dispositions of the shares and any benefits received from them. On May 13, 2005, Savoy and the other defendants, except Mr. Slavik, entered into a Settlement Agreement and Mutual Release with the plaintiffs providing for dismissal with prejudice by the plaintiffs of their pending claims and counterclaims against the defendants, except Mr. Slavik, and the defendants' dismissal with prejudice of their pending claims and counterclaims against the plaintiffs in case number 04CV4894 and against two of the plaintiffs and two other individuals, as the defendants, in the civil action number 04-cv-00290-EWN-CBS styled Savoy Resources Corp., a Colorado corporation, Plaintiff, versus Floyd Wandler, Byron Hampton, Michael Gheyle and Robert Welch, Defendants, filed in the United States District Court for the District of Colorado. This case, which was filed by Savoy in February of 2005 against the defendants seeking their disgorgement of short swing profits from purchases and sales of common stock of Savoy in violation of
Section 16(b) of the Securities Exchange Act of 1934, was dismissed on September 29, 2005. As part of the settlement of case number 04CV4894, the plaintiffs agreed to cancellation and return to treasury of 8,055,000 shares of common stock subject to the temporary restraining order. An additional 4,000,000 shares were impounded in escrow and are being released to the plaintiffs at the rate of 50,000 shares per week on the first day of each week commencing September 1, 2005, through the last week of April 2007.

Item 2. Changes in Securities.

     In our opinion, the issuances and sales of securities described below were exempt from registration under the Securities Act of 1933 in reliance upon
Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In each transaction, the recipient of the shares represented his or its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the shares, and appropriate legends were affixed to the stock certificates issued in the transactions. The recipients had an opportunity to ask questions about us and had adequate access to information about us. No sales of shares of common stock involved the use of an underwriter and no selling commission or similar compensation was paid in connection with the sale or issuance of the shares.

     On July 2, 2005, we issued 400,000 restricted shares of our common stock to Lyons Capital, LLC, for the performance of investor relations services valued at $80,000, or $0.20 per share, pursuant to an agreement dated July 2, 2005, providing for us to compensate Lyons Capital via issuance of the shares and reimbursement of expenses incurred.

     On July 5, 2005, we issued 107,184 restricted shares of our common stock to Wall Street Investor Resources Corp. in a civil action, case number 05CV1454, styled Wall Street Investor Resources Corp., a Maryland corporation, versus Savoy Resources Corp., a Colorado corporation, filed in the District Court of El Paso County, Colorado, on April 19, 2005, pursuant to which the plaintiff sought to recover damages for alleged unpaid marketing consulting services of approximately $28,221.

     On August 4, 2005, we issued 500,000 restricted shares of our common stock to each of Inteco Holdings, Ltd., a company owned and managed by Mr. Arthur Johnson, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and a director, Tianjin Chinaquantum Investment and Trade Co., Ltd., a company owned and managed by Mr. Weiguo Lang, a director, Coldway Ltd., a company owned and managed by Mr. Daniel S. Mckinney, a director, and Pagentry Place Investments, Ltd., a company owned and managed by Patricia Cudd, Esq., our legal counsel, for services performed for Savoy Resources valued at $120,000, or $0.24 per share, in each case.

     On August 4, 2005, we granted to Mr. William T. Warden, Chairman of the Board of Directors and a director, an option exercisable to purchase 500,000 shares of our common stock at an exercise price of $0.02 per share on or before August 3, 2008, for services performed for us valued at $110,000, or $0.22 per share.

     On August 4, 2005, we issued 2,000,000 shares of common stock to SDM Consultant Corp. for business consulting services performed for us valued at $480,000, or $0.24 per share.

     The issuance and sale of the securities in the transaction described below were exempt from registration under the Securities Act of 1933 in reliance upon
Section 4(2), Section 4(6) or Regulation D under the Securities Act as a transaction by an issuer not involving any public offering. Each of the subscribers represented its intention to acquire the notes and the class D warrants for investment only and not with a view toward, or for resale in connection with, the public sale or any distribution of the securities, and appropriate legends were included in the notes and the class D warrants issued in the transactions. Each subscriber was furnished with or had access at the SEC's EDGAR website to our Form 10-KSB for the year ended December 31, 2004, and the Form 10-QSB for the quarter ended March 31, 2005, as filed with the Commission. Each subscriber also had the opportunity to ask questions of and receive answers from our representatives. In addition, we furnished each subscriber in writing such other information concerning our operations, financial condition and other matters that the subscriber requested in writing and each subscriber represented in writing that it considered all factors the subscriber deemed material in deciding on the advisability of investing in the securities. Each of the subscribers represented in writing that it is, and will be at the time of the conversion of the notes or exercise of the class D warrants, an "accredited investor," as that term is defined in Regulation D under the Securities Act, is experienced in investments and business matters, has made investments of a speculative nature and has purchased securities of U.S. publicly-owned companies in private placements in the past and, with its representatives, has such knowledge and experience in financial, tax and other business matters as to enable the subscriber to utilize the information made available by us to evaluate the merits and risks of and to make and informed investment decision with respect to the purchase.

     On August 5, 2005, we issued to Alpha Capital Aktiengesellschaft, Whalehaven Capital Fund Limited, CMS Capital and Osher Capital, Inc., secured convertible notes in the aggregate principal amount of $775,000, due August 5, 2006, bearing simple interest at the rate of five percent per annum and convertible into a total of 4,558,824 shares of common stock at a fixed conversion price of $0.17 per share, and class D common stock purchase warrants exercisable to purchase a total of 4,558,824 shares of common stock at an exercise price of $0.28 per share for a period of four years through August 5, 2009, for a total purchase price of $775,000 in cash. We paid a finder's fee of $62,000, representing 8% of the gross proceeds of the offering, to SDM Consultant Corp. in connection with the sale and issuance of the securities. Pursuant to a security agreement dated August 5, 2005, among Savoy Resources and the subscribers, the notes are secured by all of our assets, including, but not limited to, accounts, goods, real and personal property, all present and future books and records relating to the collateral and all products and proceeds of the collateral. Heilongjiang Savoy Minerals Co., Ltd., a currently 40%-owned subsidiary of Savoy Resources, entered into a guaranty agreement dated August 5, 2005, providing for Heilongjiang Savoy Minerals to guarantee payment of the subscribers' loans and performance under the notes, the subscription agreement and all other agreements relating to the sale and issuance of the notes and the Class D Warrants.

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

     (d) There were no repurchases of common stock made by or on behalf of Savoy Resources or any "affiliated purchaser," as defined in Rule 10b-18(a)(3), during the quarter ended September 30, 2005, covered by this report.



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


Item 6.  Exhibits and Reports on Form 8-K.

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

   Item
   Number                                  Description
--------- ----------------------------------------------------------------------
     3.0 Articles of Incorporation of Savoy Resources Capital Investments, Inc., filed March 6, 1997. (Incorporated in this registration statement by reference to exhibit 3.1 to the registration statement on Form 10-SB, File No. 000-32103, filed on December 8, 2000.)

     3.1 Amended and Restated Articles of Incorporation of Savoy Capital Investments, Inc., filed October 26, 1998. (Incorporated in this registration statement by reference to exhibit 3.2 to the registration statement on Form 10-SB, File No. 000-32103, filed on December 8, 2000.)

     3.2 Articles of Amendment to the Articles of Incorporation of Savoy Capital Investments, Inc., filed on March 23, 2004. (Incorporated in this registration statement by reference to exhibit 3.2 to the annual report on Form 10-KSB filed on April 26, 2004.)

     3.3 Bylaws of Savoy Capital Investments, Inc. (Incorporated in this registration statement by reference to exhibit 3.3 to the registration statement on Form 10-SB, File No. 000-32103, filed on December 8, 2000.)

     3.4 Amended Bylaws of Savoy Resources Corp. (Incorporated in this registration statement by reference to exhibit 3.4 to the annual report on Form 10-KSB filed on May 20, 2005.)

     4.0 Form of stock certificate. (Incorporated in this registration statement by reference to exhibit 4.0 to the annual report on Form 10-KSB filed on April 3, 2001.)

     4.1 Savoy Capital Investments, Inc. Stock Option Plan. (Incorporated in this registration statement by reference to exhibit 4.1 to the annual report on Form 10-KSB filed on April 26, 2004.)

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

     4.11 Series B Stock Purchase Warrant dated November 12, 2004, of EIB Capital Corp. exercisable to purchase 2,500,000 shares of common stock through November 11, 2008, of which two series B warrants are exercisable to purchase one share of common stock for $0.40. (Incorporated in this report by reference to Exhibit 4.11 to the annual report on Form 10-KSB filed on May 20, 2005.)

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

     4.17 Stock Purchase Warrant dated March 29, 2005, of Alpha Capital Aktiengesellschaft exercisable to purchase 666,667 shares of common stock at $0.20 per share through March 28, 2008, of which two warrants are exercisable to purchase one share of common stock for $0.35. (Incorporated in this report by reference to Exhibit 4.17 to the annual report on Form 10-KSB filed on May 20, 2005.)

     4.18 Series A Stock Purchase Warrant dated June 23, 2005, of EIB Capital Corp. exercisable to purchase 1,680,000 shares of common stock through June 22, 2008, of which five series A warrants are exercisable to purchase seven shares of common stock for $1.40. (Incorporated in this report by reference to Exhibit 4.18 to the quarterly report on Form 10-QSB filed on September 21, 2005.)

     4.19 Series B Stock Purchase Warrant dated June 23, 2005, of EIB Capital Corp. exercisable to purchase 1,680,000 shares of common stock through June 22, 2009, of which five series B warrants are exercisable to purchase seven shares of common stock for $2.80. (Incorporated in this report by reference to Exhibit 4.19 to the quarterly report on Form 10-QSB filed on September 21, 2005.)

     4.20 Series C Stock Purchase Warrant dated June 23, 2005, of EIB Capital Corp. exercisable to purchase 360,000 shares of common stock through June 22, 2009, of which ten series C warrants are exercisable to purchase three shares of common stock for $0.60. (Incorporated in this report by reference to Exhibit 4.20 to the quarterly report on Form 10-QSB filed on September 21, 2005.)

     4.21 Class D Common Stock Purchase Warrant dated August 5, 2005, of Alpha Capital Aktiengesellschaft exercisable to purchase 2,500,000 shares of common stock at $0.28 per share through August 5, 2009. (Incorporated in this report by reference to Exhibit 4.21 to the quarterly report on Form 10-QSB filed on September 21, 2005.)


     4.22 Whalehaven Capital Fund Limited exercisable to purchase 1,176,471 shares of common stock at $0.28 per share through August 5, 2009. (Incorporated in this report by reference to Exhibit 4.22 to the quarterly report on Form 10-QSB filed on September 21, 2005.)

     4.23 Class D Common Stock Purchase Warrant dated August 5, 2005, of CMS Capital exercisable to purchase 588,235 shares of common stock at $0.28 per share through August 5, 2009. (Incorporated in this report by reference to Exhibit 4.23 to the quarterly report on Form 10-QSB filed on September 21, 2005.)

     4.24 Class D Common Stock Purchase Warrant dated August 5, 2005, of Osher Capital, Inc., exercisable to purchase 294,118 shares of common stock at $0.28 per share through August 5, 2009. (Incorporated in this report by reference to Exhibit 4.24 to the quarterly report on Form 10-QSB filed on September 21, 2005.)

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

     10.11 Mutual Release and Indemnification Agreement dated July 15, 2004, between Savoy Resources Corp., Geoffrey Armstrong and Robert Slavik, on the one hand, and Floyd Wandler and Clint Sharples, on the other hand. (Incorporated in this report by reference to Exhibit 10.11 to the annual report on Form 10-KSB filed on May 20, 2005.)

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

     10.13 Securities Purchase Agreement dated November 12, 2004, between Savoy Resources Corp. and EIB Capital Corp as to 5,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.20 per share through November 11, 2007, and one series B warrant exercisable to purchase one-half share of common stock through November 11, 2008, of which two series B warrants are exercisable to purchase one share of common stock for $0.40. (Incorporated in this report by reference to Exhibit 10.13 to the annual report on Form 10-KSB filed on May 20, 2005.)

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

     10.15 Amended Securities Purchase Agreement dated February 8, 2005, between Savoy Resources Corp. and EIB Capital Corp as to 5,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one and two-fifths shares of common stock through February 8, 2008, of which five series A warrants are exercisable to purchase seven shares of common stock for $1.40, one series B warrant exercisable to purchase one and two-fifths shares of common stock through February 8, 2009, of which five series B warrants are exercisable to purchase seven shares of common stock for $2.80, and one series C warrant exercisable to purchase three-tenths share of common stock through February 8, 2009, of which ten series C warrants are exercisable to purchase three share of common stock for $0.60. (Incorporated in this report by reference to Exhibit 10.15 to the annual report on Form 10-KSB filed on May 20, 2005.)

     10.16 Agreement for the Sale and Cancellation of Shares of Common Stock of Savoy Resources Corp. and Sale of Shares of Societe Siranna S.A.R.L. dated April 23, 2005, between Savoy Resources Corp. and Robert Slavik. (Incorporated in this report by reference to Exhibit 10.16 to the annual report on Form 10-KSB filed on May 20, 2005.)

     10.17 Subscription Agreement dated March 29, 2005, between Savoy Resources Corp. and Alpha Capital Aktiengesellschaft as to 1,333,333 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one-half share of common stock through March 28, 2008, of which two warrants are exercisable to purchase one share of common stock for $0.35. (Incorporated in this report by reference to Exhibit 10.17 to the annual report on Form 10-KSB filed on May 20, 2005.)

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

     10.20 Securities Purchase Agreement dated June 23, 2005, between Savoy Resources Corp. and EIB Capital Corp as to 1,200,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one and two-fifths shares of common stock through June 22, 2008, of which five series A warrants are exercisable to purchase seven shares of common stock at $1.40, one series B warrant exercisable to purchase one and two-fifths shares of common stock through June 22, 2009, of which five series B warrants are exercisable to purchase seven shares of common stock at $2.80, and one series C warrant exercisable to purchase three-tenths share of common stock through June 22, 2009, of which ten series C warrants are exercisable to purchase three shares of common stock at $0.60. (Incorporated in this report by reference to Exhibit 10.20 to the annual report on Form 10-QSB filed on May 20, 2005.)

     10.21 Subscription Agreement dated as of August 5, 2005, between Savoy Resources Corp. and Alpha Capital Aktiengesellschaft, Whalehaven Capital Fund Limited, CMS Capital and Osher Capital Inc. (Incorporated in this report by reference to Exhibit 10.21 to the quarterly report on Form 10-QSB filed on September 21, 2005.)

     10.22 Secured Convertible Note dated as of August 5, 2005, due August 5, 2006, in the principal amount of $425,000, bearing simple interest at the rate of 5% per annum, payable by Savoy Resources Corp. to Alpha Capital Aktiengesellschaft. (Incorporated in this report by reference to Exhibit 10.22 to the quarterly report on Form 10-QSB filed on September 21, 2005.)

     10.23 Secured Convertible Note dated as of August 5, 2005, due August 5, 2006, in the principal amount of $200,000, bearing simple interest at the rate of 5% per annum, payable by Savoy Resources Corp. to Whalehaven Capital Fund Limited. (Incorporated in this report by reference to Exhibit 10.23 to the quarterly report on Form 10-QSB filed on September 21, 2005.)

     10.24 Secured Convertible Note dated as of August 5, 2005, due August 5, 2006, in the principal amount of $100,000, bearing simple interest at the rate of 5% per annum, payable by Savoy Resources Corp. to CMS Capital. (Incorporated in this report by reference to Exhibit 10.24 to the quarterly report on Form 10-QSB filed on September 21, 2005.)

     10.25 Secured Convertible Note dated as of August 5, 2005, due August 5, 2006, in the principal amount of $50,000, bearing simple interest at the rate of 5% per annum, payable by Savoy Resources Corp. to Osher Capital Inc. (Incorporated in this report by reference to Exhibit
          10.25 to the quarterly report on Form 10-QSB filed on September 21, 2005.)

     10.26 Security Agreement dated as of August 5, 2005, between Savoy Resources Corp. and Barbara R. Mittman. (Incorporated in this report by reference to Exhibit 10.26 to the quarterly report on Form 10-QSB filed on September 21, 2005.)

     10.27 Guaranty Agreement dated as of August 5, 2005, between Heilongjiang Savoy Minerals Co., Ltd., and Barbara R. Mittman. (Incorporated in this report by reference to Exhibit 10.27 to the quarterly report on Form 10-QSB filed on September 21, 2005.)

     10.28 Collateral Agent Agreement dated as of August 5, 2005, among Barbara
          R. Mittman, Alpha Capital Aktiengesellschaft, Whalehaven Capital Fund Limited, CMS Capital and Osher Capital Inc. (Incorporated in this report by reference to Exhibit 10.28 to the quarterly report on Form 10-QSB filed on September 21, 2005.)

     10.29* Settlement Agreement dated July 5, 2005, between Savoy Resources
          Corp. and Wall Street Investor Resources Corp.

     10.30* Settlement Agreement and General Release dated October 5, 2005, between Savoy Resources Corp. and Thomas J. Deutsch Law Corporation.

     14.0 Code of Ethics. (Incorporated in this report by reference to Exhibit
          14.0 to the annual report on Form 10-KSB filed on May 20, 2005.)

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

-----------------

         *Filed herewith.

     (b) Reports on Form 8-K.

     The reports on Form 8-K or Form 8-K/A described below were filed during the quarter ended September 30, 2005, covered by this report. No financial statements were filed as a part of these reports.

Date of Report on Form 8-K or 8-K/A              Items Reported
-----------------------------------              -------------------


Form 8-K filed on August 11, 2005                Items 1.02 and 3.02
Form 8-K filed on August 15, 2005                Items 4.01 and 9.01
Form 8-K/A filed on September 2, 2005            Items 4.01 and 9.01





                                   SIGNATURES

     The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended September 30, 2005, have been included.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SAVOY RESOURCES CORP.



Date:  November 21, 2005             By:  /s/ Arthur Johnson
                                          ---------------------------------
                                          Arthur Johnson, President,
                                          Chief  Executive Officer,
                                          Chief  Financial Officer and
                                          Principal Accounting Officer