Form 10KSB
period 2005-12-31
SAVOY RESOURCES CORP
filed 2006-05-25
CIK 1113190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _________________


                Commission file number 000-032103

                              Savoy Resources Corp.
    ------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                             84-1522003
-----------------------------------                         --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   18826 Pagentry Place
                   Monument, Colorado                                  80132
     ----------------------------------------------                  ----------
     (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:  011-27-11-807-1446

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange on
          Title of each class                               which registered

                None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

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
                                                              ----

Of the 69,598,600 shares of voting stock of the registrant issued and outstanding as of May 22, 2006, 37,379,031 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sale price at which the common stock was sold on May 19, 2005, is $1,495,161.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                              SAVOY RESOURCES CORP.

                                TABLE OF CONTENTS

                                     Part I
                                                                            Page

Item 1.  Description of Business...........................................    4

Item 2.  Description of Property...........................................   14

Item 3.  Legal Proceedings.................................................   14

Item 4.  Submission of Matters to a Vote of Security Holders...............   15

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters..........   15

Item 6.  Management's Discussion and Analysis or Plan of Operation.........   23

Item 7.  Financial Statements..............................................   27

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure..............................................   28

Item 8A. Controls and Procedures...........................................   30

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................    30

Item 10. Executive Compensation............................................   35

Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters.......................................   41

Item 12. Certain Relationships and Related Transactions....................   45

Item 13. Exhibits and Reports on Form 8-K..................................   49

Item 14. Principal Accountant Fees and Services............................   58

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


                                     PART I

Item 1. Description of Business

(a)  Business Development

     Savoy Resources Corp. is a gold and mineral exploration and development company in the exploration and development stage. In May of 2004, we entered into a joint venture agreement with the First Institute of Geology Exploration of Heilongjiang Province, China, for the purpose of developing gold and other mineral exploration operations in Heilongjiang province in northeastern China. The joint venture was organized in July of 2004 with the formation of Heilongjiang Savoy Minerals Co., Ltd., under the laws of China and the receipt of project approval and business and exploration licenses from the appropriate Chinese governmental agencies. In April of 2005, we sold our 97% equity interest in Societe Siranna S.A.R.L., a gemstone acquisition and marketing operation in Madagascar, an island off the east coast of Africa, to Mr. Robert Slavik, a former officer and director of Savoy Resources who owns approximately 5.8% of our outstanding common stock. In March of 2006, we entered into an agreement to sell our 40% equity interest in Heilongjiang Savoy Minerals to Black Dragon Resources, Ltd., an unrelated company. As of the date of this report, we have generated no revenue from operations. Our offices are located at 18826 Pagentry Place, Monument, Colorado 80132. Our telephone number is 011-27-11-807-1446 and our facsimile number is 011-27-11-807-1449. Our informational web site on the internet is located at www.savoyresources.com.

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

     On January 19, 2004, we completed the acquisition of 97% of the shares of Societe Siranna S.A.R.L., a private Madagascar company, pursuant to the Share Purchase Agreement dated December 23, 2003, between Savoy Resources and Mr. Geoffrey Armstrong. Siranna owned two gemstone exploration properties in northern Madagascar, together with full resource exploitation and gemstone exportation permits. Under the terms of the Share Purchase Agreement, we acquired 97% of the issued and outstanding shares of Siranna in exchange for 22,500,000 shares of our common stock, which were issued to Mr. Armstrong. As a result of this transaction, we underwent a change in control and Siranna became a 97%-owned subsidiary of Savoy Resources. With this acquisition, we took the first step in our transition from an online residential and commercial mortgage brokerage business to a gold and mineral exploration and development company developing gold and other mineral exploration operations in Heilongjiang Province, China, with our joint venture partners.

     In January of 2004, in conjunction with and as a condition precedent to the business combination with Siranna, we granted options exercisable to purchase a total of 27,900,000 shares of our common stock to six consultants to Savoy Resources and Siranna under the Savoy Capital Investments, Inc. Stock Option Plan. Since January of 2004, we have received gross proceeds in the amount of $930,000 from the exercise of options to purchase all 27,900,000 shares. We registered all 27,900,000 shares of common stock underlying the options pursuant to a Registration Statement on Form S-8, File Number 333-112162, filed with the Securities and Exchange Commission on January 23, 2004.

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

     Mr. Walsh resigned as a director of Savoy Resources on May 7, 2004. On July 15, 2004, Messrs. Wandler and Sharples resigned as executive officers and directors of Savoy Resources and elected Mr. Robert Slavik to be the President, the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and a director of Savoy Resources and Mr. Weiguo Lang to be the Chairman of the Board of Directors and a director of Savoy Resources. Messrs. Zhenglin Ge and Daniel S. Mckinney were elected to serve as directors of Savoy Resources on August 17, 2004.

     From August 16, 2004, through March 29, 2005, we raised gross proceeds of $1,280,000 to fund our operations from the sale of units, including a total of 11,083,333 shares of common stock and warrants exercisable to purchase a total of 20,816,667 shares of common stock, in private placements to each of EIB Capital Corp., KLM Consulting, Mr. Jean Guy Lambert and Alpha Capital Aktiengesellschaft. Assuming the exercise of all of the warrants, we would receive an additional $5,750,667. We issued units to EIB Capital Corp. in reliance upon Section 4(2) of the Securities Act of 1933 that included 4,000,000 shares of common stock, series A warrants exercisable to purchase 5,600,000 shares of common stock, series B warrants exercisable to purchase 5,600,000 shares of common stock and series C warrants exercisable to purchase 1,200,000 shares. Five series A warrants are exercisable to purchase seven shares of common stock for $1.40 per share, five series B warrants are exercisable to purchase seven shares of common stock for $2.80 and ten series C warrants are exercisable to purchase three shares of common stock for $0.60. We received consideration from EIB Capital consisting of $480,000 in cash, an undertaking of $700,000 to fund the second payment due under our China joint venture and a commitment for $200,000 in working capital. We relied upon the exemption from registration under Regulation S under the Securities Act of 1933 for the issuance of units to KLM Consulting for $300,000 in cash consisting of 3,750,000 shares of common stock and warrants exercisable to purchase 3,750,000 shares at $0.20 per share, for the issuance of units to Mr. Lambert for $300,000 in cash consisting of 2,000,000 shares of common stock and warrants exercisable to purchase a total of 4,000,000 shares at $0.30 or $0.45 per share and for the issuance of units to Alpha Capital for $200,000 in cash consisting of 1,333,333 shares of common stock and warrants exercisable to purchase a total of 666,667 shares, of which two warrants are exercisable to purchase one share of common stock for $0.35. These transactions with EIB Capital Corp., KLM Consulting, Mr. Lambert and Alpha Capital are described in detail elsewhere in this report under
Item 5. "Market for Common Equity and Related Stockholder Matters," (d) "Recent Sales of Unregistered Securities" and Item 12. "Certain Relationships and Related Transactions."

     On October 19, 2004, Mr. Armstrong transferred to Mr. Slavik 21,000,000 of the 22,500,000 shares of common stock he received as consideration for the sale to Savoy Resources of his 97% equity interest in Siranna. On February 1, 2005, Mr. William T. Warden was elected to serve as a member of our advisory board. On March 22, 2005, Mr. Slavik resigned from the offices of President and Chief Executive Officer of Savoy Resources; Mr. Arthur Johnson was elected to be Mr. Slavik's successor in these positions; and Mr. Michael G. Saner was elected to serve on our advisory board. Mr. Johnson manages our domestic and international operations and assists us in evaluating potential expansions. On April 2, 2005, Mr. Lang resigned as the Chairman of the Board of Directors of Savoy Resources; Mr. Warden was elected to succeed Mr. Lang as Chairman of the Board; and Mr. Johnson was elected to serve as a director of Savoy Resources.

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

     On May 13, 2005, we settled certain litigation to which Savoy was a defendant as a result of which we cancelled and returned to treasury 8,055,000 shares of common stock. The litigation and the settlement are described in more detail elsewhere in this report under Item 3. "Legal Proceedings."

     On August 5, 2005, we borrowed a total of $775,000 at a simple interest rate of 5% per annum to fund our operations from four "accredited" investors, including Alpha Capital Aktiengesellschaft, Whalehaven Capital Fund Limited, CMS Capital and Osher Capital, Inc. We entered into 5% secured convertible notes in the aggregate principal amount of $775,000, due August 5, 2006, convertible into a total of 4,558,824 shares of common stock at a fixed conversion price of $0.17 per share, evidencing the debt. We granted to the lenders class D warrants exercisable to purchase a total of 4,558,824 shares of common stock at an exercise price of $0.28 per share on or before August 5, 2009, as additional consideration for the loans. The notes are secured by all of our assets, including, but not limited to, accounts, goods, real and personal property, all present and future books and records relating to the collateral and all products and proceeds of the collateral. Heilongjiang Savoy Minerals, a 40%-owned subsidiary, guaranteed payment of the loans and performance under the notes, the subscription agreement and all other agreements relating to the sale of the notes and the class D warrants. The issuance and sale of the securities in the transactions described above were exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2), Section 4(6) or Regulation D under the Securities Act as transactions by an issuer not involving any public offering. As part of the transactions, we agreed to file a registration statement with the U.S. Securities and Exchange Commission to register a total of 9,345,590 shares of common stock issuable upon conversion of the notes and exercise of the warrants by September 19, 2005, and cause it to be declared effective by January 2, 2006. As of the date of this report, we have not filed the registration statement. Our failure to file the registration statement constitutes a "Non-Registration Event," as defined in the subscription agreement among Savoy Resources and the lenders, as a result of which we have incurred and failed to pay liquidated damages equal to 2% of the principal amount of the notes each thirty days subsequent to September 19, 2005. In order to remedy the default, we entered into an agreement with the lenders on May 16, 2006, that, among other things, amends the terms and conditions of our original agreements and provides for our directors to resign unless we meet certain milestones, which are described below.

     On January 30, 2006, Mr. Daniel S. Mckinney and, on February 14, 2006, Mr. Zhenglin Ge resigned as directors of Savoy Resources.

     On March 31, 2006, we entered into an agreement to sell our 40% equity interest in Heilongjiang Savoy Minerals, the joint venture with the First Institute of Heilongjiang Province, China, organized in June 2004, to Black Dragon Resources Ltd., an unrelated Mauritius GBC2 company. Through the date of this report, we have contributed to the joint venture $1,000,000 of a total of $3,500,000 in capital contributions required through December 31, 2006, under the joint venture agreement with the First Institute. We have received the initial $50,000 payment under the agreement with Black Dragon Resources and we will receive an additional $200,000 at closing.

     On April 29, 2006, we raised gross proceeds of $75,000 to fund our operations from the sale of 5,000,000 shares of common stock in a private placement to SDM Consultant Corp. We relied upon the exemption from registration under Section 4(2), Section 4(6) or Regulation D under the Securities Act of 1933 as a transaction by an issuer not involving any public offering for the issuance of the shares to SDM Consultant.

     On May 16, 2006, we consummated an agreement with Alpha Capital, Whalehaven Capital Fund, CMS Capital and Osher Capital that provides for us to make payments to the lenders, issue them additional shares of common stock, reduce the note conversion price and cause our directors to resign unless we meet certain milestones, among other things. The milestones we agreed to meet are the following:

     o By May 22, 2006, we agreed to file our annual report on Form 10-KSB for the year ended December 31, 2005.

     o By June 1, 2006, we agreed to set aside a total of $100,000 to be used to prepare and file with the Commission the periodic reports required under the Securities Exchange Act of 1934 and the registration statement covering the shares of common stock owned by Alpha Capital and issuable upon conversion of the lenders' notes and exercise of their class D warrants and the additional 3,333,333 shares to be issued to the lenders pursuant to the agreement.

     o By June 7, 2006, we agreed to pay a total of $150,000 to the lenders on a pro rata basis.

     o By June 8, 2006, we agreed to issue and deliver 1,333,333 restricted shares of our common stock to Alpha Capital and a total of 2,000,000 restricted shares of common stock to the lenders on a pro rata basis.

     o By June 30, 2006, we agreed to file the registration statement covering the shares of our common stock owned by Alpha Capital and to be issued to the lenders pursuant to the agreement and underlying the lenders' notes and warrants.

     o By July 31, 2006, we agreed to acquire a gold and/or oil property with an asset value on our balance sheet of not less than $1,000,000.

     o By September 30, 2006, we agreed to cause the registration statement covering Alpha Capital's shares of common stock, the shares of common stock underlying the lenders' notes and warrants and the additional shares to be issued to the lenders pursuant to the agreement, to be declared effective by the Commission.

     o By November 5, 2006, we agreed to repay the lenders' notes to the extent that they have not been converted.

In addition to our agreement to meet the milestones described above or cause our directors to resign, except in the event that the Commission fails to declare the registration statement effective by September 30, 2006, in which case our board of directors is not required to resign unless the Commission fails to declare the registration statement effective by November 15, 2006, we agreed to reduce the stock conversion price in the lenders' notes from $0.17 to $0.10. As consideration for our agreement to take the actions described above or cause our directors to resign, the lenders agreed to extend the maturity date of the notes through November 5, 2006, and that we are no longer in default on the notes, and to forgive the amount of liquidated damages accrued, as a result of our failure to file the registration statement covering their shares. However, we agreed that, should we fail to meet any of the milestones agreed to with the lenders, the amount of liquidated damages forgiven by the lenders pursuant to the agreement would be reinstated.

     See "Business of the Issuer" immediately below for a description of our current operations and future proposed activities.

     (b)  Business of the Issuer

General

     We are a development-stage company that recently changed our business from an online residential and commercial mortgage brokerage business to a gold and mineral exploration and development company. Since the business combination with Siranna, we have devoted the bulk of our time, effort and resources to negotiating a joint venture agreement with a government-owned, geological institute located in Heilongjiang Province, China, capitalizing the joint venture and acquiring two gemstone exploration properties located in northern Madagascar, together with permits allowing for full resource exploitation and exportation, and to numerous organizational matters relevant to developing a new business plan. We sold our equity interest in Siranna to a former officer and director who owns approximately 5.8% of our outstanding common stock in April of 2005. On March 31, 2006, we entered into an agreement to sell our equity interest in the China joint venture to an unrelated company.

     We capitalized the China joint venture with $1,000,000, out of $3,500,000 in capital contributions required by December 31, 2006. We are selling our 40% equity interest in the joint venture for $250,000, of which we have received $50,000 through the date of this report. We made the strategic decision to sell our interest in the joint venture primarily because of the significant amount of additional investment capital required prior to the realization of any return from the joint venture. Additionally, based upon more intensive investigation of various of the joint venture's target sites in Heilongjiang Province, it became apparent to management that we could only realize revenue from Sipingshun Mountains and other sites by negotiating a small carried interest with a joint venture partner having resources far greater than ours with which to develop the properties and commence production.

     Since negotiating the agreement to sell our interest in the China joint venture, we have focused our efforts upon other mineral prospects, including a Canadian gold prospect, a copper and cobalt leaching prospect in South Africa and other potential gold and other mineral prospects in China. Management is in advanced negotiations with a closely-held, Canadian company to acquire a property with proven placer gold reserves located in the Yukon Territory in northwestern Canada. We expect to consummate the purchase, which would not involve any cash outlay, prior to July 31, 2006, as required under the terms of the agreement dated May 16, 2006, among us, Alpha Capital, Whalehaven Capital Fund, CMS Capital and Osher Capital described above under (a) "Business development." If we succeed in acquiring the property by July 31, 2006, we believe that it would be possible to commence production of gold as early as this fall because of the existence of a certain amount of infrastructure. We intend that this proposed acquisition be the first of a number of acquisitions in a program we are developing for the acquisition of mining properties in Canada, the United States, South Africa and China. The implementation and success of the program will be dependent upon our ability to obtain the financing necessary to consummate the acquisitions and commence production of gold or other minerals on the properties acquired. We anticipate that we will need at least $1,000,000 to acquire an equity interest in the proposed copper and cobalt leaching prospect located in South Africa. Our goal is to become a significant gold and other mineral exploration, development and production company.

Competition

     We are considering the acquisition of a placer gold prospect in the Yukon Territory in Canada and the acquisition or participation in the development of other mineral prospects elsewhere in the world. With regard to these potential projects, we will compete with numerous other companies, many of which are established, have proven operating histories and have significantly greater financial, human and other resources than we do. Because of our small size, we would be forced to partner with major mining companies in order to develop viable mineral prospects of such a large size that we do not have the resources and capabilities to pursue them. We expect to have only a carried interest in these projects. The international natural resource industry is highly competitive in all aspects, including the marketing and distribution of products. As a result, these issues could have a material adverse effect on prospective mining projects and cause delays or abandonment of them entirely.


Governmental Regulation

     We understand that we are not currently subject to direct United States federal, state or local governmental environmental regulations other than regulations applicable to businesses generally. We will not be subject to United States federal, state or local environmental regulations, except with regard to mineral exploration and development operations in the United States. No specific projects are under consideration at the present time.

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

     Environmental Considerations. Our proposed exploratory, development, mining and production operations will be subject to complex and changing environmental protection laws adopted by government authorities in the countries where we operate. These laws may require us to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years in the past. Our proposed mining operations and exploration activities will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. The mining business is subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities. Costs associated with environmental liabilities and compliance have increased over time, and we expect these costs to continue to increase in the future. We will be required to book reserves for the costs of environmental obligations on our financial statements as our mining operations proceed. We intend to operate in accordance with high environmental protection standards and to be responsible for environmental damage caused by our operations.

Employees

     Mr. Arthur Johnson is our only employee. Mr. Johnson replaced Mr. Robert Slavik on March 22, 2005, who, in turn, replaced Mr. Floyd Wandler on July 15, 2004, as our President and Chief Executive Officer. Mr. Johnson replaced Mr. Slavik as our Chief Financial Officer and Principal Accounting Officer on May 10, 2005. He manages our domestic and international operations and assists us to evaluate potential expansion into other resource areas. Mr. Johnson performed services for us on a month-to-month basis pursuant to a verbal agreement from April 1 through December 31, 2005, at the rate of $8,000 per month. We paid $24,000 and accrued $48,000 in consulting fees owed to him for services performed during this period. Effective as of January 1, 2006, we retained Mr. Johnson pursuant to the Executive Services Agreement for a period of one year from January 1 through December 31, 2006, at the rate of $10,000 per month. We paid $13,000 and accrued $33,000 in consulting fees owed to him for services performed through May 2006. As incentive for entering into the agreement, we granted an option exercisable to purchase 1,000,000 shares of our common stock at $0.08 per share through January 1, 2009, to a company owned by Mr. Johnson. Additionally, the agreement provides for us to reimburse Mr. Johnson for all normal and reasonable travel and other expenses he incurs in the performance of his responsibilities for us.

Consultants

     Mr. Weiguo Lang performed services for us as a consultant in the area of market development in Asia on a month-to-month basis pursuant to a verbal agreement from April 1 through December 31, 2005, at the rate of $6,000 per month. We paid $18,000 and accrued $36,000 in consulting fees owed to him during this period. Effective as of January 1, 2006, we retained Mr. Lang as a consultant in this same capacity pursuant to the Consulting Services Agreement for a period of one year from January 1 through December 31, 2006, at the rate of $10,000 per month. We paid $5,000 and accrued $45,000 in consulting fees owed to him for consulting services performed through May 2006. As incentive for entering into the agreement, we granted an option exercisable to purchase 1,000,000 shares of our common stock at $0.08 per share through January 1, 2009, to a company owned by Mr. Lang. Additionally, the agreement provides for us to reimburse Mr. Lang for all normal and reasonable travel and other expenses he incurs in the performance of his responsibilities for us.

     Mr. Lang's principal responsibilities under the Consulting Services Agreement include the following:

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

Consultants

     Ms. Patricia Cudd was retained as a consultant pursuant to the Consulting Services Agreement for a period of one year from January 1 through December 31, 2006, at the rate of $10,000 per month. We paid $15,000 and accrued $35,000 in consulting fees owed to her for consulting services performed through May 2006. As incentive for entering into the agreement, we granted an option exercisable to purchase 1,000,000 shares of our common stock at $0.08 per share through January 1, 2009, to a company owned by Ms. Cudd. Additionally, the agreement provides for us to reimburse Ms. Cudd for all normal and reasonable travel and other expenses she incurs in the performance of her responsibilities for us.

     Ms. Cudd's principal responsibilities under the Consulting Services Agreement include the following:

     o    maintaining our principal executive office in the United States;

     o    assisting with our administration;

     o acting as the secretary at all meetings of our board of directors and stockholders and preparing the minutes of the meetings;

     o    maintaining all corporate records;

     o acting as a liaison between us and our outside attorneys, accountants and auditors and others;

     o advising us regarding communications with our auditors and regulatory agencies;

     o assisting in the establishment and maintenance of effective communications programs with the public, the investment community, the media, the mining industry and other interested persons; and

     o preparing all corporate promotional materials, including news releases and informational documents, business plans and brochures.

Cudd & Associates, a sole proprietorship owned by Ms. Cudd, serves as our corporate and securities legal counsel. Cudd & Associates charges us for legal services, including but not limited to the preparation of our annual, quarterly and other reports required under the Securities Exchange Act of 1934, at her customary hourly rates.

Additional Information

     We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance with the Exchange Act, we file reports, proxy statements and other information, including annual reports on Form 10-KSB and quarterly reports on Form 10-QSB, with the Securities and Exchange Commission. Reports and other information that we file can be inspected and copied at the public reference facilities maintained at the SEC. Copies of these materials can be obtained upon written request addressed to the SEC, MS 0102, 100 F Street, N.E., Washington, D.C. 20549-2521, or by e-mail to publicinfo@sec.gov or facsimile to (202) 1027, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site on the internet where reports, proxy and information statements and other information regarding issuers that file electronically with the SEC through the Electronic Data Gathering, Analysis and Retrieval System may be obtained free of charge. The address of the site is http://www.sec.gov.


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

     From March 1, 2004, through April 30, 2005, our offices were located at 435 Martin Street, Suite #3120, Blaine, Washington 98230. We paid a total of $2,769 in rent for this office space pursuant to a lease agreement with an unaffiliated third party that commenced on March 1, 2004, and terminated on April 30, 2005.


Item 3. Legal Proceedings

     Except as provided below, we know of no legal proceedings to which we are a party or to which any of our property interests are subject, which are pending, threatened or contemplated, or of any unsatisfied judgments against us.

     We were named as the defendant in a civil action, case number 05CV1454, styled Wall Street Investor Resources Corp., a Maryland corporation, versus Savoy Resources Corp., a Colorado corporation, filed in the District Court of El Paso County, Colorado, on April 19, 2005. The plaintiff sought to recover damages for alleged unpaid marketing consulting services in the amount of approximately $28,221. On July 5, 2005, we entered into the court-approved Settlement Agreement with the plaintiff pursuant to which we paid the sum of $10,000 in cash and issued 107,184 restricted shares of common stock to the plaintiff. Additionally, we agreed to register the shares of common stock by filing a registration statement with the U.S. Securities and Exchange Commission not later than 90 days from the date of the Settlement Agreement.

     In December of 2004, nine plaintiffs filed a civil action, case number 04CV4894, styled Byron Hampton, Floyd Wandler, Ryan Wandler, Louis Gheyle, Dimka Boussy, 676538 B.C. Ltd., Donna Koop, Cathy Tough and Platinum Resource Holding
(sic), Inc., Plaintiffs, versus Savoy Resources Corp., Robert Slavik, Weiguo Lang, Patricia Cudd, Zhengli (sic) (Charles) Ge, Daniel S. McKinney and PacWest Transfer, LLC, Defendants, in the District Court of El Paso County, Colorado, against seven defendants, including Savoy, our then President/Chief Executive Officer and board of directors, our former transfer agent and our legal counsel. The plaintiffs claimed that the defendants wrongfully cancelled and otherwise dispossessed them of a total of 17,867,250 shares of common stock of Savoy owned collectively by them. Defendant Savoy denied the allegations and filed a counterclaim against Mr. Floyd Wandler alleging that he breached his fiduciary duty to Savoy. In January of 2005, the Court granted a temporary restraining order enjoining the defendants from taking any action whatsoever with respect to the shares and any benefits obtained from them and ordering the defendants to immediately provide a full accounting of any sales or other dispositions of the shares and any benefits received from them. On May 13, 2005, Savoy and the other defendants, except Mr. Slavik, entered into the Settlement Agreement and Mutual Release with the plaintiffs providing for dismissal with prejudice by the plaintiffs of their pending claims and counterclaims against the defendants, except Mr. Slavik, and the defendants' dismissal with prejudice of their pending claims and counterclaims against the plaintiffs in case number 04CV4894 and against two of the plaintiffs and two other individuals, as the defendants, in the civil action number 04-cv-00290-EWN-CBS styled Savoy Resources Corp., a Colorado corporation, Plaintiff, versus Floyd Wandler, Byron Hampton, Michael Gheyle and Robert Welch, Defendants, filed in the United States District Court for the District of Colorado. This case, which was filed by Savoy in February of 2005 against the defendants seeking their disgorgement of short swing profits from purchases and sales of common stock of Savoy in violation of Section 16(b) of the Securities Exchange Act of 1934, was dismissed on June 29, 2005. As part of the settlement of case number 04CV4894, the plaintiffs agreed to cancellation and return to treasury of 8,055,000 shares of common stock subject to the temporary restraining order. An additional 4,000,000 shares were impounded in escrow and are being released to the plaintiffs at the rate of 50,000 shares per week on the first day of each week commencing September 1, 2005, through the last week of April 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2005, covered by this report, to a vote of our stockholders, through our solicitation of proxies or otherwise.

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

         Year Ended December 31, 2004                      High         Low
         ----------------------------                      ----         ---
         First Quarter                                     $1.11      $0.33
         Second Quarter                                     1.09       0.41
         Third Quarter                                      0.41       0.10
         Fourth Quarter                                     0.33       0.09

         Year Ending December 31, 2005                      High        Low
         ----------------------------                      ----         ---
         First Quarter                                     $0.35      $0.17
         Second Quarter                                     0.21       0.10
         Third Quarter                                      0.29       0.10
         Fourth Quarter                                     0.24       0.10

         Year Ending December 31, 2006                      High        Low
         ----------------------------                      ----         ---
         First Quarter                                     $0.13       $0.05

     (b)  Holders

         As of May 22, 2006, we had 76 stockholders of record and, based on information received from our transfer agent, brokers and/or others in a fiduciary capacity, approximately 650 beneficial stockholders of 69,848,600 issued and outstanding shares of our common stock.

     (b)  Dividends

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

         On August 4, 2005, we granted an option exercisable to purchase 500,000 shares of common stock at $0.02 per share on or before August 4, 2008, to Mr. William T. Warden, Chairman of the Board of Directors. On January 1, 2006, we granted options exercisable to purchase 1,000,000 shares of common stock at $0.08 per share on or before January 1, 2009, to each of Inteco Holdings, Ltd., a company owned by Mr. Arthur Johnson, our President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Tinjian Chinaquantum Investment and Trade Co., Ltd., a company owned by Mr. Weiguo Lang, a director, and Pagentry Place Investments, Ltd., a company owned by Ms. Patricia Cudd, a consultant, and an option exercisable to purchase 500,000 shares of common stock on the same terms to Mr. Warden. We granted the options without the approval of our stockholders.

         The following table sets forth certain information as of December 31, 2005, regarding the 2003 plan and the stock options granted to Inteco Holdings, Mr. Warden, Tinjian Chinaquantum Investment and Trade and Pagentry Place Investments under which shares of our common stock are authorized for issuance.

                                                                    Shares Remaining
                   Shares to Be Issued    Weighted-Average        Available for Future
                     Upon Exercise of     Exercise Price of        Issuance (Excluding Shares
Name of Plan       Outstanding Options   Outstanding Options    Reflected in First Column)
------------       -------------------   -------------------   ------------------------------
Savoy Capital
Investments, Inc.
Non-Employee
Directors and
Consultants
Retainer Stock
Plan for the
Year 2003                  N/A                       N/A                    999

Stock
Option of
Inteco
Holdings                  1,000,000                  $0.08                   -0-

Stock
Options of
William T.
Warden                    1,000,000                  $0.05                   -0-
Stock
Option of
Tinjian
Chinaquantum
Investment
and Trade                 1,000,000                  $0.08                   -0-


Stock
Option of
Pagentry Place
Investments               1,000,000                  $0.08                   -0-


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


(d)         Name Change and Forward Stock Split

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

(e)      Recent Sales of Unregistered Securities

         Set forth below is information regarding unregistered securities that we have sold since the completion in August 2000 of our stock offering pursuant to Regulation A under the Securities Act of 1933 pursuant to which we sold 257,000 shares of common stock to 45 persons for gross proceeds of $25,700. This share amount is prior to the three-for-one forward stock split effective on March 26, 2004, and has not been restated to give effect to the split. In our opinion, the issuances and sales of securities described below were exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In each transaction, the recipient of the shares represented his, her or its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the shares, and appropriate legends were affixed to the stock certificates issued in the transactions. The recipients had an opportunity to ask questions about us and had adequate access to information about us. No sales of shares of common stock involved the use of an underwriter.

         On January 19, 2004, we completed the acquisition of 97% of the issued and outstanding shares of Siranna, a private Madagascar company, pursuant to the Share Purchase Agreement dated December 23, 2003, between Savoy Resources and Mr. Geoffrey Armstrong. Under the terms of the Share Purchase Agreement, we issued 22,500,000 shares of our common stock to Mr. Armstrong in the exchange. On October 18, 2004, Mr. Armstrong transferred 21,000,000 of said 22,500,000 shares of common stock to Mr. Robert Slavik, a former officer and director who owns approximately 5.8% of our outstanding common stock. On April 23, 2005, we sold our 97% equity interest in Siranna to Mr. Slavik in consideration for his agreement to the cancellation and return to treasury of 19,000,000 of the 21,000,000 shares of common stock, the retention by Mr. Slavik of 2,000,000 of said shares and the issuance to him of 2,000,000 additional shares.

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

         On August 1, 2004, we issued 750,000 shares of common stock to Ms. Patricia Cudd, of Cudd & Associates, our corporate and securities counsel, for the performance of legal services.

         On November 12, 2004, we issued 5,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.20 per share through November 11, 2007, and one series B warrant exercisable to purchase one-half share of common stock through November 11, 2008, of which two series B warrants are exercisable to purchase one share of common stock for $0.40, to EIB Capital Corp. Of the $600,000 purchase price for the units, we received $305,000 on or about November 12, 2004, and $175,000 during the period from December through May of 2005. We agreed to register the shares of common stock and the shares underlying the warrants with the Securities and Exchange Commission upon EIB Capital's request. On February 8, 2005, we increased the number of shares of common stock underlying the series A warrants from 5,000,000 to 7,000,000 shares and the number of shares underlying the series B warrants from 2,500,000 to 7,000,000 shares, and extended the term of the series A warrants through February 7, 2008, and the term of the Series B warrants through February 7, 2009. Additionally, we included in each unit one series C warrant exercisable to purchase three-tenths share of common stock through February 7, 2009, of which ten series C warrants are exercisable to purchase three shares of common stock for $0.60, and granted EIB Capital registration rights for the additional shares of common stock underlying the warrants. As consideration for the increase in the number of shares of common stock underlying the series A and B warrants, the inclusion in the units of the series C warrants and the grant of registration rights, EIB Capital provided us with an undertaking in the amount of $700,000 to fund the second payment due under our joint venture agreement with the First Institute of Heilongjiang Province, China, and a commitment for $200,000 in working capital to be made available upon mutually acceptable terms and conditions based upon market conditions. On May 10, 2005, we cancelled and returned to treasury 20% of the units issued to EIB Capital, leaving 4,000,000 shares of common stock, 5,600,000 shares of common stock underlying the series A warrants, 5,600,000 shares of common stock underlying the series B warrants and 1,200,000 shares underlying the series C warrants included in the units.

         On February 28, 2005, we issued 1,500,000 shares of common stock to Ms. Patricia Cudd, of Cudd & Associates, our corporate and securities counsel, for the performance of legal services and 2,000,000 shares of common stock to Mr. Howard Ash for the performance of consulting services.

         On May 13, 2005, as part of the settlement of a civil action against us and others, we transferred a total of 4,000,000 shares of common stock to the plaintiffs named in the table below in the denominations set forth opposite each individual's name.


                                                      Number
                                                        of
                         Name                         Shares
                  ----------------                  ---------

                  Dimka Boussy                      1,000,000
                  676538 B.C. Ltd.                  1,000,000
                  Cathy Tough                       1,000,000
                  Floyd Wandler                       500,000
                  Ryan Wandler                        500,000

         On June 23, 2005, we issued 1,200,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one and two-fifths shares of common stock through June 22, 2008, of which five series A warrants are exercisable to purchase seven shares of common stock for $1.40, one series B warrant exercisable to purchase one and two-fifths shares of common stock through June 22, 2009, of which five series B warrants are exercisable to purchase seven shares of common stock for $2.80, and one series C warrant exercisable to purchase three-tenths share of common stock through June 22, 2009, of which ten series C warrants are exercisable to purchase three shares of common stock for $0.60, to EIB Capital Corp. at a purchase price of $0.12 per unit for gross proceeds of $120,000.

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

         On August 4, 2005, we issued 500,000 restricted shares of our common stock to each of Inteco Holdings, Ltd., a company owned by Mr. Arthur Johnson, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and a director, Tianjin Chinaquantum Investment and Trade Co., Ltd., a company owned by Mr. Weiguo Lang, a director, Pagentry Place Investments, Ltd., a company owned by Ms. Patricia Cudd, a consultant, and Coldway, Ltd., a company owned by Mr. Daniel S. Mckinney, a former director, for a total of 2,000,000 shares, and granted to Mr. William T. Warden, Chairman of the Board of Directors and a director, an option exercisable to purchase 500,000 shares at $0.02 per share on or before August 4, 2008, for services performed for Savoy Resources.

         On August 4, 2005, we issued 2,000,000 shares of common stock to SDM Consultant Corp. for business consulting services performed for us.

         On January 1, 2006, we granted an option exercisable to purchase 1,000,000 shares of our common stock at $0.08 per share on or before January 1, 2009, to each of Inteco Holdings, Tianjin Chinaquantum Investment and Trade and Pagentry Place Investments, as an incentive for the company owners to enter into consulting agreements with us and an option exercisable to purchase 500,000 shares at $0.08 per share on or before January 1, 2009, to each of Coldway and Mr. Warden, for a total of 4,000,000 shares.
         On April 29, 2006, we issued 1,000,000 restricted shares of our common stock to each of Tianjin Chinaquantum Investment and Trade and Pagentry Place Investments, for a total of 2,000,000 shares, for expenses incurred for the benefit of the Corporation through December 31, 2005.

         On April 29, 2006, we issued 5,000,000 shares of common stock to SDM Consultant Corp. at a purchase price of $0.015 per share for gross proceeds of $75,000.

         In our opinion, the issuances and sales of securities in the transactions described below were exempt from registration under the Securities Act in reliance upon Regulation S under the Securities Act. None of the investors is or was, at the time of its or his acquisition of the securities, a "U.S. person," as defined in Regulation S under the Securities Act, and is not, and at the time of the acquisition of the securities was not, acquiring the securities for the benefit of a "U.S. person." Each investor is the sole beneficial owner of the securities and has not pre-arranged any sale with any purchaser(s) in the United States. Each investor was outside the United States at the time of the purchase of the securities and represented the intention not to offer for sale, sell or otherwise transfer the securities unless in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act or pursuant to an available exemption from registration. Appropriate legends were affixed to the stock certificates and included in the agreements issued in the transactions. Each investor had an opportunity to ask questions about Savoy Resources and had adequate access to information about us. The sale of the securities did not involve the use of an underwriter.

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

         On March 29, 2005, we issued 1,333,333 units, which units consist of 1,333,333 shares of common stock and a warrant exercisable to purchase 666,667 shares of common stock at $0.35 per share on or before March 28, 2008, to Alpha Capital Aktiengesellschaft for $200,000 in cash, or $.15 per unit.

         On July 2, 2005, we issued 400,000 shares of common stock to Lyons Capital, LLC, for the performance of investor relations services.

         On October 5, 2005, we issued 220,000 shares of common stock to Thomas Deutsch Law Corporation for the performance of legal services.

         In our opinion, the issuances and sales of the securities in the transactions described below were exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2), Section 4(6) or Regulation D under the Securities Act as a transaction by an issuer not involving any public offering. Each of the subscribers represented its intention to acquire the securities for investment only and not with a view toward, or for resale in connection with, the public sale or any distribution of the securities, and appropriate legends were included in the transaction documents and will be affixed to the certificates. Each subscriber was furnished with or had access at the SEC's EDGAR website to our periodic reports filed under the Securities Exchange Act of 1934. Each subscriber also had the opportunity to ask questions of and receive answers from our representatives. In addition, we furnished each subscriber in writing such other information concerning our operations, financial condition and other matters that the subscriber requested in writing and each subscriber represented in writing that it considered all factors the subscriber deemed material in deciding on the advisability of investing in the securities. Each of the subscribers represented in writing that it is, and will be at the time of the conversion of the notes or exercise of the class D warrants, an "accredited investor," as that term is defined in Regulation D under the Securities Act, is experienced in investments and business matters, has made investments of a speculative nature and has purchased securities of U.S. publicly-owned companies in private placements in the past and, with its representatives, has such knowledge and experience in financial, tax and other business matters as to enable the subscriber to utilize the information made available by us to evaluate the merits and risks of and to make and informed investment decision with respect to the purchase.

         On August 5, 2005, we issued to Alpha Capital Aktiengesellschaft, Whalehaven Capital Fund Limited, CMS Capital and Osher Capital, Inc., 5% secured convertible notes in the aggregate principal amount of $775,000, due August 5, 2006, convertible into a total of 4,786,765 shares of common stock at a fixed conversion price of $0.17 per share, and class D warrants exercisable to purchase a total of 4,558,824 shares of common stock at an exercise price of $0.28 per share on or before August 5, 2009, for $775,000 in cash. As a result of the reduction of the conversion price in the notes to $0.10 pursuant to the agreement described below, the notes are convertible into a total of 7,750,000 shares of common stock as of the date of this report.

         On May 16, 2006, we issued 2,430,107 shares of common stock to Alpha Capital, 516,129 shares of common stock to Whalehaven Capital Fund, 258,065 shares to CMS Capital and 129,032 shares to Osher Capital, pursuant to an agreement under which the foregoing companies agreed to extend the maturity date of their notes to November 5, 2006, for a total of 3,333,333 shares, to nullify the default under the related transaction documents resulting from our failure to file a registration statement covering certain shares of common stock and to forgive the related liquidated damages. The agreement is described in detail under Item 1. "Description of Business," (b) "Business Development."


Item 6.  Management's Discussion and Analysis or Plan of Operation

General

         Until early January of 2004, when we acquired a 97% interest in Siranna, a private Madagascar company that owned two gemstone exploration properties in northern Madagascar together with full resource exploitation and gemstone exportation permits, we were engaged in the residential and commercial mortgage brokerage business. In March of 2004, we entered into a joint venture agreement with the First Institute of Heilongjiang Province, China, for the purpose of conducting gold and other mineral exploration and development in China. The joint venture was organized in June of 2004 with the formation of Helongjiang Savoy Minerals under the laws of China. Through the date of this report, we have contributed $1,000,000, out of a total of $3,500,000 in capital contributions required through December 31, 2006, to the joint venture. On April 23, 2005, we sold our 97% equity interest in Siranna to a former executive officer and director who owns approximately 5.8% of our outstanding common stock. On March 31, 2006, we entered into an agreement to sell our 40% equity interest in Heilongjiang Savoy Minerals to an unrelated company. We have received the initial $50,000 payment under the agreement and we will receive an additional $200,000 at closing.

         On May 16, 2006, we entered into an agreement with Alpha Capital, Whalehaven Capital Fund, CMS Capital and Osher Capital, which loaned us a total of $775,000 in August 2005, as a result of our failure to file a registration statement covering the shares of our common stock owned by Alpha Capital and underlying the notes and warrants issued to the lenders in the transaction. The agreement provides for us to make payments to the lenders, issue them additional shares of common stock, reduce the note conversion price and cause our directors to resign unless we meet certain milestones, among other things. The milestones we agreed to meet are the following:

     o By May 22, 2006, we agreed to file our annual report on Form 10-KSB for the year ended December 31, 2005.

     o By June 1, 2006, we agreed to set aside a total of $100,000 to be used to prepare and file with the Commission the periodic reports required under the Securities Exchange Act of 1934 and the registration statement covering the shares of common stock owned by Alpha Capital and issuable upon conversion of the lenders' notes and exercise of their warrants and the additional 3,333,333 shares to be issued to the lenders pursuant to the agreement.

     o By June 7, 2006, we agreed to pay a total of $150,000 to the lenders on a pro rata basis.

     o By June 8, 2006, we agreed to issue and deliver 1,333,333 restricted shares of our common stock to Alpha Capital and a total of 2,000,000 restricted shares of common stock to the lenders on a pro rata basis.

     o By June 30, 2006, we agreed to file the registration statement covering the shares of our common stock owned by Alpha Capital and to be issued to the lenders pursuant to the agreement and underlying the lenders' notes and warrants.

     o By July 31, 2006, we agreed to acquire a gold and/or oil property with an asset value on our balance sheet of not less than $1,000,000.

     o By September 30, 2006, we agreed to cause the registration statement covering Alpha Capital's shares of common stock, the shares of common stock underlying the lenders' notes and warrants and the additional shares to be issued to the lenders pursuant to the agreement, to be declared effective by the Commission.

     o By November 5, 2006, we agreed to repay the lenders' notes to the extent that they have not been converted.

In addition to our agreement to meet the milestones described above or cause our directors to resign, except in the event that the Commission fails to declare the registration statement effective by September 30, 2006, in which case our board of directors is not required to resign unless the Commission fails to declare the registration statement effective by November 15, 2006, we agreed to reduce the stock conversion price in the lenders' notes from $0.17 to $0.10. As consideration for our agreement to take the actions described above or cause our directors to resign, the lenders agreed to extend the maturity date of the notes through November 5, 2006, and that we are no longer in default on the notes, and to forgive the amount of liquidated damages accrued, as a result of our failure to file the registration statement covering their shares. However, we agreed that, should we fail to meet any of the milestones agreed to with the lenders, the amount of liquidated damages forgiven by the lenders pursuant to the agreement would be reinstated.

         Since negotiating the agreement to sell our interest in the China joint venture and the above-described agreement with our lenders, we have focused our efforts upon other mineral prospects, including a Canadian gold prospect, a copper and cobalt leaching prospect in South Africa and other potential gold and other mineral prospects in China. Management is in advanced negotiations with a closely-held, Canadian company to acquire a property with proven placer gold reserves of at least $1,000,000 located in the Yukon Territory in northwestern Canada. We expect to consummate the purchase, which would involve no cash outlay, prior to July 31, 2006, as required under the terms of the agreement with our lenders. If we succeed in acquiring the property by July 31, 2006, we believe that it would be possible to commence production of gold as early as this fall because of the existence of a certain amount of infrastructure. We anticipate that we will need at least $1,000,000 to consummate the proposed acquisition of an equity interest in the South African copper and cobalt leaching prospect under consideration.

     If we are able to satisfy the terms and conditions of the agreement with the lenders described above such that our current board of directors continues in office, the likelihood of our success will depend upon our ability:

     o to consummate the acquisition of the placer gold prospect located in the Yukon Territory of Canada or a comparable mineral prospect by July 31, 2006;

     o to raise additional capital from equity and/or debt financing needed to commence gold production on the Canadian prospect or to acquire a comparable prospect by July 31, 2006, and commence production as soon as practicable; and

     o to succeed in the competitive environment in which we will operate.

     In that event, we cannot be certain that:

     o we will succeed in acquiring the Canadian placer gold or a comparable mineral prospect by July 31, 2006, or meeting the other milestones agreed to with the lenders;

     o we will raise sufficient funding to meet the demand for required capital for acquisitions, mining operations and/or operating expenses;

     o we will establish commercially viable operations on schedule in accordance with our business plan to ensure our success; or

     o any of our prospective mining projects will result in the production of gold or other minerals on a commercial scale.

If we fail to meet the milestones described in the May 16, 2006, agreement with our lenders, our existing board of directors will resign and the lenders will replace our directors with directors of their choice. If this occurs, our current directors will have no further control over Savoy Resources and the new board of directors will manage our business operations commencing on the date of our default under the agreement.

Plan of Operation

         We are presently seeking to raise $2,000,000 in funds over the next seven months in order to meet the milestones described in the agreement dated May 16, 2006, with the lenders, including acquiring the Canadian placer gold prospect under consideration or a comparable property with an asset value of $1,000,000 by July 31, 2006, to acquire an equity interest in the South African leaching prospect and to cover our operating expenses.

         We realized a net loss of $(4,784,712) for the year ended December 31, 2005, and a net loss of $(2,263,122) for the year ended December 31, 2004. We expect to continue to incur significant net losses from operations until we are successful, if ever, in establishing commercial mining operations and generating profits from these operations. Certain of the significant expenses that we incurred during the 2005 fiscal year include the following:

     o    general and administrative expenses totaling $908,683;

     o    stock-based compensation of $1,779,710;

     o    mineral property exploration and development costs totaling $700,001;

     o expense of $618,023 to settle case number 04CV4894, which is described in this prospectus under "Business - Legal Proceedings," through the issuance of common stock;

     o    loss on the sale of Siranna of $334,719;

     o    non-cash interest expense of $322,917; and

     o    write-off of fixed assets and advances receivable of $120,459.

General and administrative expenses decreased approximately 50.1%, from $1,840,282 for the 2004 fiscal year to $908,603 for the 2005 fiscal year. Stock-based compensation increased by approximately 3,523%, from $50,500 for fiscal 2004 to $1,779,110 for fiscal 2005. Mineral property exploration and development costs increased to $700,001 from $326,581, an increase of approximately 214%, for fiscal 2005 as compared to fiscal 2004.

Cash Requirements

         We are seeking to raise a total of an additional $2,000,000 via equity and/or debt financing during the year ending December 31, 2006, which, if received, would be allocated to provide funding for the commencement of gold mining operations on the placer gold property in Canada's Yukon Territory that we intend to acquire by July 31, 2006, to acquire an interest in the copper and cobalt leaching prospect in South Africa under consideration and to meet our existing operating requirements. Because of the uncertainty in our business plan, we are unable to calculate with certainty the cost of our plan of operations over the next twelve months.

Capital Resources

         We presently have very limited working capital. Since January of 2004, we have been funded with $930,000 received from the exercise of stock options to purchase 27,900,000 shares of common stock, $1,280,000 received from the sale of units, including 11,083,333 shares of common stock and warrants exercisable to purchase 20,816,667 shares of common stock, $775,000 in secured loans, due August 5, 2006, convertible into 7,750,000 shares of common stock, $50,000 received from the sale of our equity interest in the China joint venture and $75,000 received from the sale of 5,000,000 shares. Unless we realize $2,000,000 from the exercise of outstanding warrants or loans, the funds received will not be sufficient to enable us to commence production on the placer gold prospect we intend to acquire in Canada, to finance the acquisition of the South African leaching prospect and to pay our operating expenses, and it will be necessary to raise additional funds in the next twelve months. Management believes that any short-term funds raised would be raised through the sale of our equity securities and/or a debt financing. We are currently exploring all available such financing alternatives including, but not limited to, private and public securities offerings. There are no arrangements or commitments with respect to funding and we may not be able to obtain additional funding on acceptable terms, if at all. Even if we succeed in acquiring the Canadian placer gold property and obtaining the funding necessary to purchase an interest in the South African leaching prospect and establish commercial mining operations on either or both properties, this will not ensure that operations will be profitable. Further, the full implementation of our business plan over the long-term is dependent upon our ability to raise a sizable amount of additional capital from equity and/or debt financings and/or achieve profitable operations.


Item 7.           Financial Statements

         The Financial Statements of Savoy Resources, the Notes to the Financial Statements and the Report of Independent Registered Public Accountants of Stark Winter Schenkein & Co., LLP, independent registered public accountants, required by this Item 7 commence on page F-1 and are incorporated in this report by this reference. The Financial Statements filed as part of this report are listed in the Index to Financial Statements below:

                                                                            Page

Report of Independent Registered Public Accounting Firm.............         F-2

Report of Independent Registered Public Accounting Firm.............         F-3

Balance Sheet as of December 31, 2005...............................         F-4

Statements of Operations for the years ended December 31, 2005, and 2004, and for the period from inception (September 24, 2002)
  to December 31, 2005..............................................         F-5

Statements of Cash Flows for the years ended December 31, 2005, and 2004, and for the period from inception (September 24, 2002) to
  December 31, 2005.................................................         F-6

Statement of Changes in Stockholders' (Deficit)
  for the period from inception (September 24,
  2002) to December 31, 2005........................................         F-7

Notes to Financial Statements....................................... F-7 to F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Savoy Resources Corp.

We have audited the accompanying consolidated balance sheet of Savoy Resources Corp. (an exploration stage company) as of December 31, 2005, and the related statements of operations, changes in stockholders' (deficit), and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savoy Resources Corp. (a exploration stage company) as of December 31, 2005, and the results of its operations, and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


Stark Winter Schenkein & Co., LLP


/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------

Denver, Colorado
May 22, 2006

                                      F-2





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

                                             "Dale Matheson Carr-Hilton LaBonte"


                                          /s/ Dale Matheson Carr-Hilton LaBonte
                                          -------------------------------------
                                                          CHARTERED ACCOUNTANTS

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

Surrey        Suite 303-7337 137th Street, Surrey, B.C. Canada V3W 1A4,
              Tel:  604-572-4586 *Fax 604-572-4587

                              Savoy Resources Corp.
                          (A Exploration Stage Company)
                                  Balance Sheet
                               December 31, 2005


                                     Assets

Cash and cash equivalents                                           $     4,840
                                                                    -----------
        Total current assets                                        $     4,840
                                                                    ===========


                      Liabilities & Stockholders' (Deficit)

Current Liabilities
     Accounts payable                                               $   376,165
     Accrued interest                                                    15,633
     Related party payable                                              237,269
     Advance payable                                                     34,285
     Convertible notes payable, net of debt discount                    322,917
                                                                    -----------
        Total current liabilities                                       986,269
                                                                    -----------


Stockholders' (Deficit)
     Preferred stock, $0.001 par value; 10,000,000 shares
        authorized; no shares issued and outstanding                         --
     Common stock, $0.001 par value; 100,000,000 shares
        authorized; 61,515,267 shares issued and outstanding             61,515
     Additional paid-in capital                                       5,805,597
     Warrants                                                           140,000
     Stock subscriptions                                                100,000
     (Deficit) accumulated in the development stage                  (7,088,541)
                                                                    -----------
                                                                       (981,429)
                                                                    -----------

                                                                    $     4,840
                                                                    ===========


See the accompanying notes to the financial statements.



                              Savoy Resources Corp.
                          (A Exploration Stage Company)
                            Statements of Operations
              Years Ended December 31, 2004 and 2005 and the Period
              September 24, 2002 (Inception) to December 31, 2005


                                                                                        Inception
                                                           2004            2005          to Date
                                                      ------------    ------------    ------------
Revenues                                              $         --    $         --    $         --
                                                      ------------    ------------    ------------

Expenses
  General and administrative                             1,840,282         908,683       2,789,672
  General and administrative: stock-based compensation      50,500       1,779,110       1,829,610
  Mineral property exploration and development             326,581         700,001       1,026,582
                                                      ------------    ------------    ------------
                                                         2,217,363       3,387,794       5,645,864
                                                      ------------    ------------    ------------

(Loss) from operations                                  (2,217,363)     (3,387,794)     (5,645,864)
                                                      ------------    ------------    ------------

Other Income (Expenses)
  Write-off of joint venture                               (45,759)             --         (45,759)
  Write-off of fixed assets and advances receivable             --        (120,459)       (120,459)
  Loss on disposal of subsidiary, Siranna                       --        (334,719)       (334,719)
  Gain on settlement of account payable                         --          14,833          14,833
  Legal settlement                                              --        (618,023)       (618,023)
  Non-cash interest expense                                     --        (322,917)       (322,917)
  Interest expense                                              --         (15,633)        (15,633)
                                                      ------------    ------------    ------------
                                                           (45,759)     (1,367,998)     (1,413,757)
                                                      ------------    ------------    ------------

Net (loss)                                            $ (2,263,122)   $ (4,784,712)   $ (7,088,541)
                                                      ============    ============    ============

Weighted average number of
  common shares outstanding                             61,546,274      62,614,417

Basic and diluted net (loss) per share                $      (0.04)   $      (0.08)
                                                      ============    ============


See the accompanying notes to the financial statements.

                              Savoy Resources Corp.
                          (A Exploration Stage Company)
                Statement of Changes in Stockholders' (Deficit)
               September 24, 2002 (Inception) to December 31, 2005


                                                                                                          (Deficit)
                                                                                                         Accumulated
                                          Common Stock        Additional Subscrip-   Stock                 in the
                                       ---------------------   Paid In     tion     Subscrip-            Exploration
                                          Number      Amount   Capital  Receivable   tions     Warrants     Stage         Total
                                       ---------------------  --------- ---------- ----------  --------- ------------  -----------
Issuance of common stock for cash
  at $1.80 per share -
  September 24, 2002                         200  $      360  $       -  $      -  $        -  $       -  $         -  $      360
Net loss, period ended
  December 31, 2002                            -           -          -         -           -          -         (359)       (359)
                                       ---------  ----------  ---------  --------  ----------  ---------  -----------  ----------
Balance, December 31, 2002                   200         360          -         -           -          -         (359)          1

Net loss, year ended December 31, 2003         -           -          -         -           -          -            -           -
                                       ---------  ----------  ---------  --------  ----------  ---------  -----------  ----------
Balance, December 31, 2003                   200         360          -         -           -          -         (359)          1

Savoy Resources Corp. balance,
  January 18, 2004                    37,770,000      37,770      7,420         -           -          -      (48,128)     (2,938)

Reverse acquisition recapitalization
  adjustment                                (200)       (360)    (7,420)        -           -          -        7,780           -
                                       ---------  ----------  ---------  --------  ----------  ---------  -----------  ----------
Balance, post reverse acquisition     37,770,000      37,770          -         -           -          -      (40,707)     (2,937)
Issued for cash on exercise of stock
  options - January 19 through
  Apr 29, 2004                        27,600,000      27,600    892,400         -           -          -            -     920,000
Issued for services on exercise of
  stock options - April 1, 2004          300,000         300      9,700         -           -          -            -      10,000
Issued for services - August 1, 2004     750,000         750    149,250         -           -          -            -     150,000
Issued for cash on private placement -
  August 16, 2004                      3,750,000       3,750    266,250         -           -     30,000            -     300,000
Issued for cash on private placement -
  November 12, 2004                    5,000,000       5,000    505,000   (265,000)         -     60,000            -     305,000
Subscriptions received                         -           -          -         -     100,000          -            -     100,000
Stock-based compensation                       -           -     50,500         -           -          -            -      50,500
Net loss, year ended December 31, 2004         -           -          -         -           -          -   (2,263,122) (2,263,122)
                                       ---------  ----------  ---------  --------  ----------  ---------  -----------  ----------
Balance, December 31, 2004            75,170,000      75,170 1 ,873,100  (265,000)    100,000     90,000   (2,303,829)   (430,559)

Shares returned, cancelled           (32,665,250)    (32,665)    32,665         -           -          -            -           -
Issued for cash at $0.15, net of
  $60,000 finder's fee                 3,333,333       3,333    370,667    16,000           -     50,000            -     440,000
Issued for service and payables
  at $0.17                             3,500,000       3,500    591,500         -           -          -            -     595,000
Share subscriptions received                   -           -          -   133,000           -          -            -     133,000
Shares for settlement at $0.17           257,184         257     44,321         -           -          -            -      44,578
Sale of subsidiary, Siranna                    -           -    321,864    16,000           -          -                  337,864
Shares issued for directors' fees
  ar $0.24                             4,000,000       4,000    956,000         -           -          -            -     960,000
Shares issued for settlement payable
  at $0.15                             4,000,000       4,000    596,000         -           -          -            -     600,000
Shares issued for services at $0.20      400,000         400     79,600         -           -          -            -      80,000
Shares issued for cash at $0.10        1,200,000       1,200     18,800   100,000           -          -            -     120,000
Debt discount                                  -           -    775,000         -           -          -            -     775,000
Shares issued for payable at $0.17       220,000         220     37,180         -           -          -            -      37,400
Shares issued for services at $0.21      100,000         100     20,900         -           -          -            -      21,000
Shares issued for services at $0.045   2,000,000       2,000     88,000         -           -          -            -      90,000
Net loss, year ended December 31, 2005         -           -          -         -           -          -   (4,784,712) (4,784,712)
                                      ----------  ----------  ---------  --------  ----------  ---------  -----------  ----------

Balance, December 31, 2005            61,515,267  $   61,515 $5,805,597  $      -  $  100,000  $ 140,000  $(7,088,541) $ (981,429)
                                      ==========  ========== ==========  ========  ==========  =========  ===========  ==========


See the accompanying notes to the financial statements.

                              Savoy Resources Corp.
                          (A Exploration Stage Company)
                            Statements of Cash Flows
              Years Ended December 31, 2004 and 2005 and the Period
              September 24, 2002 (Inception) to December 31, 2005

                                                                                                Inception
                                                                    2004           2005          to Date
                                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                      $(2,263,122)   $(4,784,712)   $(7,088,541)
Adjustments to reconcile net (loss) to net cash
  (used in) operating activities
    Depreciation                                                      7,265          2,325          9,590
    Non-cash stock compensation                                      50,500      1,779,110      1,829,610
    Write-off of joint venture                                       45,759             --         45,759
    Write-off of fixed assets and advances receivable                    --        120,459        120,459
    Mineral property exploration and development costs              299,999        700,001      1,000,000
    Non-cash professional fees                                      160,000             --        160,000
    Non-cash interest expense                                            --        420,333        420,333
    Loss on disposal of subsidiary, Siranna                              --        334,719        334,719
    Legal settlement                                                     --        618,023        618,023
                                                                -----------    -----------    -----------
Changes in working capital items:
    Advances receivable                                             (81,138)            --        (81,138)
    Accrued interest                                                     --         15,633         15,633
    Accounts payable and accrued liabilities                        394,778        (21,470)       413,656
                                                                -----------    -----------    -----------

NET CASH (USED IN) OPERATING ACTIVITIES                          (1,385,959)      (815,579)    (2,201,897)
                                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in reverse acquisition of Savoy                           169             --            169
Advances to joint venture                                           (45,759)            --        (45,759)
Advances to Heilongjiang Joint Venture                             (300,000)      (700,000)    (1,000,000)
Mineral properties                                                       --             --             (1)
Purchase of equipment                                               (46,586)            --        (46,586)
                                                                -----------    -----------    -----------

NET CASH (USED IN) INVESTING ACTIVITIES                            (392,176)      (700,000)    (1,092,177)
                                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft                                                        1,710         (1,710)            --
Common stock issued for cash and stock subscriptions received     1,625,000        627,000      2,252,360
Related party advances                                              117,140        120,129        237,269
Convertible note                                                         --        775,000        775,000
Loan payable                                                         34,285             --         34,285
                                                                -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,778,135      1,520,419      3,298,914
                                                                -----------    -----------    -----------

INCREASE IN CASH                                                         --          4,840          4,480

CASH, BEGINNING OF THE PERIOD                                            --             --             --
                                                                -----------    -----------    -----------

CASH, END OF THE PERIOD                                         $        --    $     4,480    $     4,480
                                                                ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                 $        --    $        --    $        --
                                                                ===========    ===========    ===========
  Income taxes paid                                             $        --    $        --    $        --
                                                                ===========    ===========    ===========


See the accompanying notes to the financial statements.

SAVOY RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

By Share Purchase Agreement (the "Agreement") dated December 23, 2003 and completed January 19, 2004, Savoy Resources Corp. (formerly Savoy Capital Investments, Inc.) ("Savoy" or the "Company"), a public company incorporated under the laws of the State of Colorado on March 6, 1997, acquired 97% of the issued shares in the capital of Societe Siranna S.A.R.L. (an exploration stage company) ("Siranna"), a private company incorporated September 24, 2002, under the laws of the Republic of Madagascar, in exchange for 22,500,000 restricted shares of Savoy's common stock. In addition, and in accordance with the terms of the Agreement, Savoy granted stock options exercisable to purchase a total of 27,900,000 shares to replace all stock options previously outstanding in Siranna, with terms and conditions consistent with the original stock options.

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

On April 23, 2005, Savoy sold its 97% equity interest in Siranna to Mr. Robert Slavik, a former officer and director who owns approximately 5.8% of the Company's common stock, in consideration for his cancellation and return to treasury of 19,000,000 shares from his position of 21,000,000 shares of Savoy. As part of this agreement, Savoy agreed to issue 2,000,000 new shares of common stock to Slavik. The shares retained by Mr. Slavik and the newly-issued shares will be restricted pursuant to Rule 144 of the General Rules and Regulations under the Securities Act of 1933. During the period ended June 30, 2005, the Company recorded a loss on the sale of Siranna of $334,719.

Savoy is a precious metals and mineral exploration and development company. The Company entered into an agreement in May 2004 to acquire an interest in a joint venture with the First Institute of Geology and Exploration of Heilongjiang Province, China (See Note 6).

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

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company presented its financial statements on a consolidated basis through April 23, 2005, the date that it sold its 97% interest in Societe Siranna S.A.R.L. ("Siranna"). The Company also has a 40% interest in a joint venture with the First Institute of Geology and Exploration of Heilongjiang Province, China which is recorded as an equity investment, for which all contributions are expensed as mineral exploration and development costs, thus the investment is carried at $0 as of December 31, 2005.

Mineral Property Costs
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties or mineral property joint venture interests. On March 31, 2006, the Company entered into an agreement to sell its equity interest in the joint venture with the First Institute of Heilongjiang Province, China, which has not yet closed. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at December 31, 2005, any potential costs relating to the disposition of the Company's mineral property interests have been determined based upon these standards, due to the early stage of the project and the pending sale of the 40% joint ventrure interest.

Loss Per Share
The fair value of the Company's financial assets (cash) and financial liabilities (related party payable, advance payable and convertible note payable) approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is not currently exposed to any significant credit risk or currency risk.

Financial Instruments
The fair value of the Company's financial assets (cash) and financial liabilities (related party payable, advance payable and convertible note payable) approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is not currently exposed to any significant credit risk or currency risk.

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

Stock-Based Compensation
The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and comply with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option pricing model in accounting for options granted to consultants. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No.123. goods or services from other than employees in accordance with SFAS No.123.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, "Inventory Costs." This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29." This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment." This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143 "Accounting for Asset Retirement Obligations," which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that SFAS 154 will have a material impact on its financial position or results from operations

In March 2006, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after January 15, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

In February 2006, the FASB issues SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140." This amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133
c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e. Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the first fiscal year that begins after January 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on its financial statements.

NOTE 3 - SOCIETE SIRANNA S.A.R.L.

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

On April 23, 2005, Savoy sold its 97% equity interest in Siranna to Mr. Robert Slavik, a former officer and director who owns approximately 5.8% of the Company's common stock, in consideration for his cancellation and return to treasury of 19,000,000 shares from his position of 21,000,000 shares of Savoy. As part of this agreement, Savoy agreed to issue 2,000,000 new shares of common stock to Slavik. The shares retained by Mr. Slavik and the newly-issued shares are restricted pursuant to Rule 144 of the General Rules and Regulations under the Securities Act of 1933. During the year ended December 31, 2005, the Company recorded a loss on the sale of Siranna of $334,719. The loss consists of the write off of the investment in Siranna of $22,500, advance to Siranna of $244,000 and the accumulated losses of Siranna of $68,219.


NOTE 4 - MINERAL PROPERTIES

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

On April 23, 2005, Savoy sold its 97% equity interest in Siranna to Mr. Robert Slavik, a former officer and director who owns approximately 5.8% of the Company's common stock, in consideration for his cancellation and return to treasury of 19,000,000 shares from his position of 21,000,000 shares. As part of this agreement, Savoy agreed to issue 2,000,000 new shares of common stock to him. The shares retained by Mr. Slavik and the newly-issued shares will be restricted pursuant to Rule 144 of the General Rules and Regulations under the Securities Act of 1933.


NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company entered into one-year service agreements with current and former directors, an officer of the Company, and a director of Siranna. The Company has incurred a total of $152,574 including bonuses to these parties under these agreements.

Directors' fees totaling $20,000 were incurred in the year ended December 31, 2004. In addition certain Directors incurred expenses and management fees totaling $316,487 of which $141,096 was incurred by Siranna. At December 31, 2004 $117,140 was owed to directors of which $14,187 was owed by Siranna. The amounts are non-interest bearing and have no stated repayment terms.

During the year ended December 31, 2004, amounts totaling $81,138 were advanced to former directors. This amount has been recorded as advances receivable December 31, 2004 and was offset in 2005 through the recovery and cancellation of common shares pursuant to the settlement agreement as detailed in Note 11.

During the year ended December 31, 2005, the Company incurred a total of $126,000 (2004: $18,500) in management and consulting fees to current and former directors, a former officer of the Company, and a director of Siranna.

Directors' fees totaling $16,500 were incurred in the year ended December 31, 2005 to directors and a former director. In addition certain directors incurred advisory board fees and expenses totaling $165,900 (2004: nil). At December 31, 2005 $237,269 (December 31, 2004: $117,140) is owing to these parties. Amounts of $10,469 included in accounts payable are owing to a former officer and a director of Siranna for consulting fees and expenses incurred on behalf of the Company. All the amounts are non-interest bearing and have no stated repayment terms.

As of December 31, 2005, amounts totaling $81,138 (December 31, 2004: $81,138) were advanced to former directors. This amount has been recorded as advances receivable at December 31, 2004 and was offset in the second quarter of 2005 through the recovery and cancellation of common shares pursuant to the settlement agreement as detailed in Note 11.

On April 23, 2005, the Company sold its 97% equity interest in Siranna to a director who resigned as a Director in May 2005. See Notes 4 and 11.

In conjunction with the Hampton litigation discussed in Note 11, 12,665,250 shares of common stock were returned to the Company and cancelled.

During the year ended December 31, 2005, the Company incurred directors fees of $19,500 and consulting fees to Directors and former directors of $68,583. In addition, $143,301 is due to related parties at December 31, 2005, for operating advances and expenses paid on behalf of the Company. All the amounts are non-interest bearing and have no stated repayment terms.

NOTE 6 - INTEREST IN HEILONGJIANG JOINT VENTURE

Effective May 20, 2004, the Company entered into an agreement with the First Institute of Geology Exploration of Heilongjiang Province, China (the "First Institute"), providing the contractual right to form a joint venture enterprise (the "HJV") in accordance with the Laws of the People's Republic of China for Chinese-Foreign Cooperative Joint Ventures. The HJV was formed in July of 2004 for the purpose of conducting gold and other mineral exploration, evaluation and development in Heilongjiang Province and other areas of mutual interest in the People's Republic of China ("PRC"). The formation of the HJV was approved by the government of PRC and a business license was issued to the HJV on June 30, 2004. To date, we have contributed to the joint venture $1,000,000 of a total of $3,500,000 in capital contributions required through December 31, 2006, under the joint venture agreement with the First Institute. On March 31, 2006, we entered into an agreement to sell our 40% equity interest in the HJV to an unrelated company. We have received the initial $50,000 payment under the agreement and we will receive an additional $200,000 at closing.


NOTE 7- WRITE OFF OF JOINT VENTURE

Effective January 22, 2004, the Company entered into a joint venture under the laws of British Columbia for the purpose of identifying, acquiring and exploring prospective resource opportunities in PRC. Participation in the joint venture was to have been 50% by the Company and 50% by its joint venture partners, subject to adjustments for any future disproportionate funding. The decisions of the joint venture were to have been majority based on each partners' participation interest. The Company contributed $45,759, representing a 50% interest, which was written off at December 31, 2004, as the Company did not proceed with this opportunity.


NOTE 8 - CAPITAL STOCK

The Company is authorized to issue up to 100,000,000 common shares with a par value of $0.001. For the period from December 31, 2003 to January 18, 2004 (date of the reverse acquisition), changes in Savoy's share capital and deficit were as follows:

                                                       Preferred
                                    Common Stock         Stock     Paid-in     Additional
                                 Number       Amount     Number    Received      Capital      Deficit      Total
                              ------------------------------------------------------------------------------------
Balance, December 31, 2003,
 as previously reported
 by Savoy                     14,271,000    $  14,271    200,000   $  2,000     $  18,929   $  (38,138)   $ (2,938)
Issued for services              999,000          999         --         --         8,991           --       9,990
Return and cancellation
 of preferred shares                  --           --   (200,000)    (2,000)        2,000           --          --
Savoy net loss for the period
 from January 1 to 18, 2004           --           --         --         --            --       (9,990)     (9,990)
                              ------------------------------------------------------------------------------------
                              15,270,000       15,270         --         --        29,920      (48,128)     (2,938)
Issued to effect reverse
 acquisition                  22,500,000       22,500         --         --       (22,500)          --          --
                              ------------------------------------------------------------------------------------

Balance, January 19, 2004     37,770,000    $  37,770         --   $     --     $   7,420   $  (48,128)   $ (2,938)
                              =====================================================================================

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

The Company announced, on January 2, 2005, and completed, on January 20, 2005, the sale of units for $300,000 in cash consisting of 2,000,000 shares of common stock and 2,000,000 warrants exercisable to purchase 2,000,000 shares of common stock at $0.30 per share to January 2, 2007 and 2,000,000 warrants exercisable to purchase 2,000,000 shares at $0.45 per share to January 2, 2007. Management's estimate of the fair value of the stock purchase warrants is $30,000. Finders fee of $36,000 was paid on the transaction.

On February 28, 2005, Savoy issued a total of 3,500,000 shares of common stock valued at an aggregate of $595,000 to two individuals for services. Refer to
Note 12.

On April 1, 2005, Savoy sold 1,333,333 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one-half share of common stock, to Alpha Capital AAktiengesellschaft for $200,000. Two warrants are exercisable to purchase one share of common stock at $0.35. The fair value of the warrants, in management's estimation, is $20,000. Finders fee of $24,000 was paid on this transaction.

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

In conjunction with the Hampton litigation discussed in Note 11, 12,,665,250 shares of common stock were returned to the Company and cancelled.

The Company agreed to issue 107,184 shares of common stock in conjunction with the settlement of the WSIR litigation, see Note 11. 150,000 shares of common stock was issued to VAR Growth Fund for settlement of a payable based on the $0.17 market price of the stock on the date of the agreement. 100,000 shares of stock was issued in connection with consulting services valued at $0.21 per share based on the market price of the stock on the date of the agreement.

The Company issued 4,000,000 shares, valued at $960,000 or $0.24 per share, the closing price on the date the transaction was agreed to, to its directors for services.

The Company issued 4,000,000 shares valued at $0.15 per share into escrow in compliance with the Hampton litigation (see Note 11.)

The Company entered into an agreement dated July 2, 2005, with Lyons Capital, LLC, for the performance of investor relations services to be paid via the issuance of 400,000 shares of common stock and reimbursement of expenses. The shares were issued at the fair market value on the date of the agreement, $0.20 per share or, $80,000.

On August 5, 2005, we issued to Alpha Capital Aktiengesellschaft, Whalehaven Capital Fund Limited, CMS Capital and Osher Capital, Inc., 5% secured convertible notes in the aggregate principal amount of $775,000, due August 5, 2006, convertible into a total of 4,786,765 shares of common stock at a fixed conversion price of $0.17 per share, and class D warrants exercisable to purchase a total of 4,558,824 shares of common stock at an exercise price of $0.28 per share on or before August 5, 2009, for $775,000 in cash. As a result of a subsequent reduction of the conversion price in the notes to $0.10, the notes are convertible into a total of 7,750,000 shares of common stock.

On October 5, 2005, we issued 220,000 shares of common stock to Thomas Deutsch Law Corporation for the performance of legal services valued at $37,400 or $0.17 per share.

On April 29, 2006, we issued 1,000,000 restricted shares of our common stock to each of Tianjin Chinaquantum Investment and Trade and Pagentry Place Investments, for a total of 2,000,000 shares, for expenses incurred for the benefit of the Corporation through December 31, 2005, estimated to be $45,000 in each case.

In August 2005, the Company received $120,000 from EIB Capital, for 1,200,000 shares of common stock.


Share Purchase Warrants
The Company's share purchase warrant activity is as follows:
                                                               Weighted Average
                                Number of    Weighted Average      Remaining
                                warrants     Exercise Price    Contractual Life
                               ------------------------------------------------

Balance, December 31, 2003             --   $           --
    Issued during the year     13,750,000             0.20      2.36 years
 Exercised during the year             --               --
   Expired during the year             --               --
                               ------------------------------------------------

Balance, December 31, 2004     13,750,000   $         0.20      2.50 years

    Issued during the year     12,945,491             0.20      3.6 years
 Exercised during the year             --               --
   Expired during the year             --               --

Balance, December 31, 2005     26,695,491   $         0.20      2.50 years

On May 10, 2005, Mr. Slavik submitted his resignation from the positions of Chief Financial Officer, Principal Accounting Officer and director of the Company. Mr. Johnson was elected to succeed Mr. Slavik in the offices of Chief Financial Officer and Principal Accounting Officer for the unexpired portion of his term. Also, on May 10, 2005, the Company cancelled and returned to treasury 1,000,000 units, including series A warrants exercisable to purchase 1,400,000 shares of common stock, series B warrants exercisable to purchase 1,400,000 shares of common stock and series C Warrants exercisable to purchase 300,000 shares, previously sold to EIB Capital. Savoy also cancelled the related subscription receivable of $100,000.

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

On August 4, 2005, the Company granted 500,000 options to a director with an exercise price of $0.02 per share, with immediate vesting and a expiration date of August 3, 2008. Using the Black Scholes method and the following variables, expected volatility 97.5%, stock price on date of grant, $0.24, no expected dividends and a risk free rate of 5.0%, the value of the grant is $0.22 per share. The pro-forma effect would increase the net loss of the Company by $110,000 $(4,894,712) for the year ended December 31, 2005.

On January 1, 2006, the Company granted an option exercisable to purchase 1,000,000 shares of our common stock at $0.08 per share on or before January 1, 2009, to each of Inteco Holdings, a company owned by its President, Tianjin Chinaquantum Investment and Trade, a company owned by a director, and Pagentry Place Investments, a company owned by a consultant, as an incentive to enter into consulting agreements with the Company and an option exercisable to purchase 500,000 shares at $0.08 per share on or before January 1, 2009, to each of Coldway, a company owned by a former director, and Mr. Warden, a director, for a total of 4,000,000 shares.

The Company's stock option activity is as follows:

                                             Weighted Average  Weighted Average
                                 Number of       Exercise         Remaining
                                  options         Price        Contractual Life
                                -----------------------------------------------

Balance, December 31, 2003               --    $          --
   Granted during the year       28,300,000             0.04       2.88 years
 Forfeited during the year               --               --
 Exercised during the year      (27,900,000)            0.033
 Cancelled during the year               --
                                -----------------------------------------------
Balance, December 31, 2004          400,000             0.47       1.47 years
   Granted during the year          500,000             0.02       2.67 years
 Forfeited during the year               --               --
 Exercised during the year
 Cancelled during the year         (400,000)              --

Balance, December 31, 2005          500,000             0.02      2.67 years
                                ===============================================


NOTE 9 - COMMITMENTS

In order to fund the gold and mineral exploration and development operations in China, the Company is required to contribute an additional $3,000,000 to the HJV by December 31, 2006, as described in Note 6. On March 31, 2006, we entered into an agreement to sell our 40% joint venture interest in the HJV to an unrelated company.


NOTE 10 - INCOME TAXES

The Company has incurred operating losses from inception to December 31, 2005 that may be available to offset future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded and a fully deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.


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

The Company is the defendant in a civil action filed by Wall Street Investor Resources Corp., a Maryland corporation, in the District Court of El Paso County, Colorado, in April of 2005. The plaintiff sought to recover damages for alleged unpaid marketing consulting services of $28,221. On July 5, 2005, the Company entered into the court-approved Settlement Agreement with the plaintiff pursuant to which it paid the sum of $10,000 in cash and issued 107,184 restricted shares of common stock to the plaintiff. Additionally, the Company agreed to register the shares of common stock by filing a registration statement with the U.S. Securities and Exchange Commission not later than 90 days from the date of the Settlement Agreement.


NOTE 12 - CONVERTIBLE NOTES

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

On May 16, 2006, as a result of the Company's failure to file the registration statement covering the shares of common stock owned by Alpha Capital and underlying the Notes and the Class D Warrants, the Company entered into an agreement with Alpha Capital, Whalehaven Capital Fund, CMS Capital and Osher Capital under which the foregoing companies agreed to extend the maturity date of their notes to November 5, 2006, and we agreed, among other things, to issue a total of an additional 3,333,333 shares to them. The agreement is described in
Note 13. The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the date of the Subscription Agreement. The value of the embedded beneficial conversion feature and the warrants of $775,000 has been allocated to additional paid in capital. This amount will be amortized over 12 months commencing August 5, 2005. Amortization expense during the year ended December 31, 2005 was $322,917.

On November 19, 2005, Savoy agreed to amend the Settlement Agreement and General Release dated October 5, 2005, with Thomas J. Deutsch Law Corporation ("TJDL") to settle an outstanding accounts payable. The new terms provide for Savoy: (i) to pay TJDL $10,800 on or before December 16, 2005, and the sum of $5,400 on or before January 17, 2006; (ii) to deliver 220,000 shares of Savoy common stock to TJDL by not later than November 22, 2005, on the basis that Savoy will no longer have an option to purchase the shares; and to provide TJDL, upon request and at no cost, with a proper legal opinion on or after October 5, 2006, with regard to the resale of the shares pursuant to Rule 144 under the Securities Act of 1933. The Company has delivered the common shares but not paid the $16,200.

Note 13. SUBSEQUENT EVENTS

On April 29, 2006, the Company issued 1,000,000 restricted shares of our common stock to each of Tianjin Chinaquantum Investment and Trade and Pagentry Place Investments, for a total of 2,000,000 shares, for expenses incurred for the benefit of the Corporation through December 31, 2005.

On April 29, 2006, the Company issued 5,000,000 shares of common stock to SDM Consultant Corp. at a purchase price of $0.015 per share for gross proceeds of $75,000.

On May 16, 2006, the Company consummated an agreement with Alpha Capital, Whalehaven Capital Fund, CMS Capital and Osher Capital that provides for them to make payments to the lenders, issue them additional shares of common stock, reduce the note conversion price and cause the Company's directors to resign unless we meet certain milestones, among other things. The milestones the Company agreed to meet are the following:

     o By May 22, 2006, the Company agreed to file its annual report on Form 10-KSB for the year ended December 31, 2005.

     o By June 1, 2006, the Company agreed to set aside a total of $100,000 to be used to prepare and file with the Commission the periodic reports required under the Securities Exchange Act of 1934 and the registration statement covering the shares of common stock owned by Alpha Capital and issuable upon conversion of the lenders' notes and exercise of their class D warrants and the additional 3,333,333 shares to be issued to the lenders pursuant to the agreement.

     o By June 7, 2006, the Company agreed to pay a total of $150,000 to the lenders on a pro rata basis.

     o By June 8, 2006, the Company agreed to issue and deliver 1,333,333 restricted shares of its common stock to Alpha Capital and a total of 2,000,000 restricted shares of common stock to the lenders on a pro rata basis.

     o By June 30, 2006, the Company agreed to file the registration statement covering the shares of its common stock owned by Alpha Capital and to be issued to the lenders pursuant to the agreement and underlying the lenders' notes and warrants.

     o By July 31, 2006, the Company agreed to acquire a gold and/or oil property with an asset value on our balance sheet of not less than $1,000,000.

     o By September 30, 2006, the Company agreed to cause the registration statement covering Alpha Capital's shares of common stock, the shares of common stock underlying the lenders' notes and warrants and the additional shares to be issued to the lenders pursuant to the agreement, to be declared effective by the Commission.

     o By November 5, 2006, the Company agreed to repay the lenders' notes to the extent that they have not been converted.

In addition to the Company's agreement to meet the milestones described above or cause its directors to resign, except in the event that the Commission fails to declare the registration statement effective by September 30, 2006, in which case the board of directors is not required to resign unless the Commission fails to declare the registration statement effective by November 15, 2006, the Company agreed to reduce the stock conversion price in the lenders' notes from $0.17 to $0.10. As consideration for the Company's agreement to take the actions described above or cause our directors to resign, the lenders agreed to extend the maturity date of the notes through November 5, 2006, and that the Company is no longer in default on the notes, and to forgive the amount of liquidated damages accrued, as a result of its failure to file the registration statement covering their shares. However, the Company agreed that, should it fail to meet any of the milestones agreed to with the lenders, the amount of liquidated damages forgiven by the lenders pursuant to the agreement would be reinstated.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

New Independent Accountant

     On August 4, 2005, the board of directors of Savoy Resources approved and authorized the engagement of Stark Winter Schenkein & Co., LLP, Certified Public Accountants, of 7535 East Hampden Avenue, Suite 109, Denver, Colorado 80231, as our principal independent accountant. During the two most recent fiscal years and the subsequent interim period preceding the engagement of Stark Winter Schenkein, we did not consult with Stark Winter Schenkein regarding:

     o the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Savoy Resources' consolidated financial statements, and no written report or oral advice was provided to us by concluding that it was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or

     o any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to
Item 304 of Regulation S-B, or a reportable event, as that term is defined in
Item 304(a)(1)(v) of Regulation S-B.

Previous Independent Public Accountants

         Dale Matheson Carr-Hilton LaBonte, Chartered Accountants ("DMCH"), of Suite 1500, 1140 West Pender Street, Vancouver, British Columbia, Canada V6E 4G1, served as our principal independent accountant from the date of their engagement on May 10, 2004, through the date of their dismissal on August 4, 2005. The decision to dismiss DMCH was approved by our audit committee, which is comprised of four of our five directors. During the fiscal year ended December 31, 2004, and the interim period prior to the dismissal of DMCH, we did not consult with DMCH regarding:

     o the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided to us that DMCH concluded was an important factor we considered in reaching a decision as to the accounting, auditing or financial reporting issue; or

     o any matter that was either the subject of a disagreement, as defined in
Item 304(a)(1)(iv) of Regulation S-B and the related instructions, or a reportable event, as defined in Item 304(a)(1)(iv) of Regulation S-B.

         During our the 2004 fiscal year and the subsequent interim period preceding the dismissal of DMCH, there were no disagreements with DMCH that were not resolved on any matter concerning accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DMCH, would have caused DMCH to make reference to the subject matter of the disagreements in connection with its reports. DMCH, as our principal independent accountant, did not provide an adverse opinion or a disclaimer of opinion to our financial statements, nor qualify or modify its opinion as to uncertainty, audit scope or accounting principles, except that DMCH's opinion on our financial statements as of, and for the fiscal year ended, December 31, 2004, contained a qualification as to uncertainty about our ability to continue as a going concern. During our most recent fiscal year and the subsequent interim period preceding DMCH's dismissal, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-B. DMCH furnished us with a letter dated August 30, 2005, addressed to the Securities and Exchange Commission stating that it agrees with the above statements, a copy of which letter is filed as Exhibit 16 to our current report on Form 8-K/A filed with the Securities and Exchange Commission on September 2, 2005.

         On May 17, 2004, Comiskey & Company, P.C., of 789 Sherman Street, Suite #440, Denver, Colorado 80203, resigned as our principal independent public accountant in order to comply with the requirements of Section 203 of the Sarbanes Oxley Act of 2002 with regard to audit partner rotation. Comiskey's reports on our financial statements did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2003 and 2002, and the interim period preceding Comiskey's resignation, there were no disagreements with Comiskey that were not resolved on any matter concerning accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Comiskey's satisfaction, would have caused Comiskey to make reference to the subject matter of the disagreements in connection with its reports. There were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-B, during the fiscal years ended December 31, 2003 and 2002, and the interim period preceding Comiskey's resignation. Comiskey furnished a letter dated May 17, 2004, addressed to the Securities and Exchange Commission stating that it agrees with the above statements, a copy of which letter is filed as Exhibit 16.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2004.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

     Set forth below are the names, ages, positions with Savoy Resources and business experience of our directors and executive officers.

      Name              Age    Positions with Company
---------------         ---    -----------------------------------------------
Arthur Johnson*          70    President,  Chief Executive Officer,  Chief
                               Financial Officer, Principal Accounting Officer and Director

William T. Warden*       71    Chairman of the Board of Directors and Director

Weiguo Lang*             47    Director
------------------

         *Member of the audit committee.

General

         Directors hold office until the next annual meeting of our stockholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. Johnson devotes approximately 85% of his time, and Mr. Warden devotes approximately 30% of his time, to our business and affairs. Mr. Lang devotes approximately 85% of his time to the business and affairs of Savoy. Set forth below under "Business Experience" is a description of the business experience of our executive officers and directors. Except as otherwise indicated below, no organization with which any of our directors is or has been previously employed, affiliated or otherwise associated, is or has been affiliated with us.

         Mr. Arthur Johnson has served as the President and Chief Executive Officer of Savoy Resources since March 22, 2005. He has served as a director of Savoy Resources since April 2, 2005, and as our Chief Financial Officer and Principal Accounting Officer since May 10, 2005. Mr. Johnson has over 30 years of mining management experience, working with companies headquartered in Johannesburg, South Africa. Since May 8, 2006, he has served as the President and Chief Executive Officer and, since December 2004, as a director of Centurion Gold Holdings, Inc., a publicly-traded, "junior" (market capitalization of less than $50 million) gold company with principal operations located in Germiston, South Africa. Mr. Johnson served as the Chief Financial Officer of Centurion Gold Holdings from December 2004, through May 8, 2006, and as the Chief Executive Officer, the President and the Chairman of the Board of Directors of Centurion Gold Holdings from June 2003 to December 2004. Since April 24, 2006, he has served as the President of Odyssey Oil & Gas Inc., formerly Advanced Sports Technologies Inc., a publicly-traded, 64.3%-owned subsidiary of Centurion Gold Holdings that will engage in the exploitation and operation of its working interest in a Texas oil exploration project. From February 1998 to April 2003, Mr. Johnson served as the Managing Director of Century Minerals (Pty) Ltd., a resource commodity trading house. He served as a director in Babcock International Group and as a member of the Board of Directors of Skeat Mining for a period of 10 years. Mr. Johnson sold his own chrome business to SA Chrome, a public company. He received a degree in commerce from the University of Cape Town, South Africa, in 1955.

         Ambassador William T. Warden has served as Chairman of the Board of Directors and a director of Savoy Resources since April 2, 2005. He served on our advisory board from February 1, 2005, until his election to the Board of Directors and as Chairman of the Board on April 2, 2005. Since November 5, 2005, he has served as a director of Hendrx Corp., a publicly-traded, Vancouver, British Columbia-based company engaged in the research and development, manufacture, marketing and worldwide distribution of water generation, filtration, ionization, desalinization and purification devices. Ambassador Warden served from 1961 to July 1988 with Canada's Department of Foreign Affairs. During his tenure with the Department, Ambassador Warden was Canada's Ambassador to Nepal and High Commissioner to India from December 1983 to July 1986, Canada's Ambassador to Pakistan and Consul General to Macau from June 1981 to June 1983 and Canada's Consul General to Hong Kong from July 1977 to June 1981. Since July 1990, Ambassador Warren has served as an International Election Observer in numerous countries, including Nicaragua, Peru, Paraguay, Colombia, Venezuela, Ecuador, Guatemala, El Salvador, the Dominican Republic and Zimbabwe. His most recent duties as an International Election Observer were conducted in Palestine's crucial elections in January 2005 following the death of Yasser Arafat. Ambassador Warden has served on the board of directors of several companies and institutions, none of which are publicly-held, including the Centre for Affordable Water Sanitation Technology since October 2003, Operation Eyesight Universal from October 1988 to October 2003, the western office of the Canadian Foundation for the Americas from July 1998 to July 2000, the Canadian Institute for Petroleum Industry Development from September 1990 to October 1994, the Japanese Executive Development Program from October 1988 to July 1991 and the Shastri Indo-Canadian Institute from July 1983 to 1986. From March 1994 to June 1999, he held the position of Chairman of the University of Calgary-Gorbachev Foundation Joint Trust Fund. Ambassador Warden was the Special Envoy to the Calgary Expo 2005 Corporation From March 1996 to June 1997. From February 1987 to March 1988, he served as the Associate Chief of Protocol for the Calgary Winter Olympics. Ambassador Warden has contributed to several international events, including the Canadian visit of President Mikhail Gorbachev, for which he was the primary organizer from 1992 to 1994 and the Canada-India Opportunities Conference and the Canada-Latin America Trade Conference, for which he served as Chairman from 1988 to 1990. From January to August 2002, Ambassador Warden served as a director of the Centre for G8 Activities at the University of Calgary, Alberta, Canada. He was an adjunct professor in the faculty of management of the University of Calgary and the executive director of the University of Calgary's International Centre from September 1988 to June 1998. From July 1986 to July 1988, Ambassador Warden was a visiting professor in the political science department of the University of Calgary. He received a Bachelor of Science degree from the University of Western Ontario in 1955 and a Master's degree from the University of Tennessee in 1961.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Messrs. Arthur Johnson, the President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and a director of Savoy Resources, and Mr. William
T. Warden, Chairman of the Board of Directors and a director, failed to file the initial statement of beneficial ownership on Form 3 and the annual report on Form 5 concerning their ownership as of December 31, 2005. Mr. Weiguo Lang, a director, failed to file the annual report on Form 5 concerning his ownership as of December 31, 2005. To the best of our knowledge, except for the foregoing reports, our executive officers, directors and greater than 10% beneficial owners of our common stock, have complied with the Section 16(a) filing requirements applicable to them during the year ended December 31, 2005, and with respect to all subsequent events.

Corporate Governance

         Audit Committee, Charter and Audit Committee Financial Expert. We have a separately designated, standing audit committee and audit committee charter as required by the Securities Exchange Act of 1934. The members of the audit committee are our three directors, including Messrs. Arthur Johnson, William T. Warden and Weiguo Lang. A copy of our audit committee charter is filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on May 20, 2005. Our board of directors has affirmatively determined that, in its judgment, Mr. Lang meets all applicable independence standards established by the New York Stock Exchange. The board of directors has determined that none of the members of the audit committee is an "audit committee financial expert" within the meaning of rules and regulations adopted by the Commission. However, our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations of an audit committee member.

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

         Disclosure Committee and Charter. We are in the process of organizing a separately designated, standing disclosure committee and disclosure committee charter. The purpose of the committee will be to provide assistance to our senior officers in fulfilling their responsibilities regarding the identification and disclosure of material information about Savoy Resources and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed as an exhibit to our annual report on Form 10-KSB filed with the Commission on May 20, 2005.

         Committees. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

         Code of Ethics. We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on May 20, 2005. We believe our code of ethics is reasonably designed to:

     o    deter wrongdoing and promote honest and ethical conduct;

     o provide full, fair, accurate, timely and understandable disclosure in public reports;

     o    comply with applicable laws;

     o    ensure prompt internal reporting of code violations; and

     o    provide accountability for adherence to the code.

         Conflicts of Interest. Certain conflicts of interest existed at December 31, 2005, and continue to exist between Savoy Resources and our officers and/or directors because of the fact that each has other business interests to which he devotes his attention. Each officer and/or director will continue to do so notwithstanding the fact that management time should be devoted to the business and affairs of Savoy Resources.

         Certain conflicts of interest exist between Savoy Resources and its management, and conflicts may develop in the future. We have not established policies or procedures for the resolution of current or potential conflicts of interest among Savoy Resources, its officers and directors and/or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of Savoy Resources, and conflicts of interest may arise that can be resolved only through the exercise by members of management of their best judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse.

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

         Mr. Walsh resigned as a director of Savoy Resources on May 7, 2004. On July 15, 2004, Messrs. Wandler and Sharples resigned as executive officers and directors of Savoy Resources and elected Mr. Robert Slavik to be the President, the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and a director of Savoy Resources and Mr. Weiguo Lang to be the Chairman of the Board of Directors and a director of Savoy Resources. Messrs. Zenghlin Ge and Daniel S. Mckinney were elected to serve as directors of Savoy Resources on August 17, 2004. We elected Ms. Therese Ramond to serve in the position of Secretary on November 9, 2004. On February 1, 2005, Mr. William
T. Warden was elected to serve as a member of our advisory board. We paid Mr. Slavik and Ms. Ramond consulting fees for their services to Savoy Resources, and we reimbursed them and Messrs. Lang and Mckinney for certain of their out-of-pocket expenses incurred on Savoy Resources' behalf, during the 2004 fiscal year. We granted Messrs. Slavik and Lang and Ms. Ramond options under one of our compensation plans that were exercised to purchase shares of our common stock at $0.033 per share.

         On March 22, 2005, Mr. Slavik resigned from the offices of President and Chief Executive Officer of Savoy Resources, Mr. Arthur Johnson was elected to be Mr. Slavik's successor in these positions and Mr. Michael G. Saner was elected to serve on our advisory board. Ms. Ramond resigned as our Secretary effective as of March 31, 2005. On April 2, 2005, Mr. Lang resigned as the Chairman of the Board of Directors of Savoy Resources, Mr. Warden was elected to succeed Mr. Lang as Chairman of the Board and Mr. Johnson was elected to serve as a director of Savoy Resources. On May 10, 2005, Mr. Slavik resigned from the positions of Chief Financial Officer, Principal Accounting Officer and director of Savoy Resources and Mr. Johnson was elected to succeed Mr. Slavik in the offices of Chief Financial Officer and Principal Accounting Officer. Mr. Mckinney, on January 30, 2005, and Mr. Ge, on February 14, 2005, resigned as directors. During the 2005 fiscal year, we paid Messrs. Johnson and Lang consulting fees, and Mr. Warden director's fees, for their services to us, and we reimbursed them and Mr. Mckinney for certain of their out-of-pocket expenses incurred on our behalf. In addition, we issued 500,000 restricted shares of common stock to a corporation owned by each of Messrs. Johnson and Lang and we granted stock options exercisable to purchase 1,000,000 shares at $0.08 per share to Mr. Warden and the same corporation owned by each of Messrs. Johnson and Lang. Mr. Ge received no compensation for his services to us.


                           SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                             Annual Compensation                    Awards
                           --------------------------  --------------------------------
   (a)           (b)         (c)          (d)                (e)             (f)
Name and                              Other Annual       Restricted       Securities
Principal                             Compensation     Stock Award(s)     Underlying
Position         Year      Salary($)      ($)                ($)        Options/SAR's(#)
---------------------------------------------------------------------------------------
Andrew N.        2004         $-0-       $35,000(1)           $-0-              -0-
Peterie, Sr.,    2003         $-0-           $-0-             $-0-              -0-
President,
Secretary
and
Treasurer

Floyd            2004(2)      $-0-       $57,660(3)           $-0-              -0-
Wandler,
President
and
Chairman
of the
Board of
Directors

Clint            2004(4)      $-0-        $4,054              $-0-              -0-
Sharples,
Secretary

Robert           2004(5)      $-0-       $63,000(6)           $-0-          13,500,000
Slavik,
President,
Chief
Executive
Officer,
Chief
Financial
Officer and
Principal
Accounting
Officer


Weiguo            2005(7)     $-0-        $40,000(8)        $40,000(9)        -0-
Lang,             2004(7)     $-0-        $ 5,000              $-0-        1,500,000
Chairman
of the
Board of
Directors

Therese           2004(10)    $-0-        $36,450              $-0-        3,000,000
Ramond,
Secretary

Arthur            2005(11)    $-0-        $48,500(12)       $40,000(9)         -0-
Johnson,
President,
Chief
Executive
Officer,
Chief
Financial
Officer and
Principal
Accounting
Officer

William T. 2005(13)           $-0-         $4,000(14)          $-0-          500,000(15)
Warden,
Chairman
of the
Board of
Directors
------------------

(1)  Consulting fees.

(2)  Served from January 2 through July 15, 2004.

(3) Includes $14,392 in consulting fees and $43,268 as reimbursement for out-of-pocket expenses.

(4)  Served from April 7 through July 15, 2004.

(5) Served as President and Chief Executive Officer from July 15, 2004, through March 22, 2005, and Chief Financial Officer and Principal Accounting Officer from July 15, 2004, through May 10, 2005.

(6)  Includes $16,000 in fees for consulting services to Siranna.

(7)  Served from July 15, 2004, through April 2, 2005.

(8) Includes $18,000 in consulting fees and $22,000 as reimbursement for out-of-pocket expenses.

(9) 500,000 shares of common stock at the closing bid price of $0.12 per share for the common stock on December 31, 2005. We do not expect to pay any dividends on the common stock.

(10) Served from November 9, 2004, through March 31, 2005.

(11) Served as President and Chief Executive Officer since March 22, 2005, and Chief Financial Officer and Principal Accounting Officer since May 10, 2005.

(12) Includes $24,000 in consulting fees and $24,500 as reimbursement for out-of-pocket expenses.

(13) Served since April 2, 2005.

(14) Reimbursement for out-of-pocket expenses.

(15) Exercisable at $0.02 through August 4, 2008.

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 2005, to each of the named executive officers.

                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants

     (a)             (b)              (c)             (d)            (e)
                                     % of
                  Number of          Total
                 Securities       Options/SARs
                 Underlying        Granted to      Exercise
                Options/SARs        Officers        or Base
                  Granted           in Fiscal        Price      Expiration
    Name            (#)               Year          ($/Sh)         Date
---------------------------------------------------------------------------
William T.        500,000           100.0%          $0.02          8/4/08
Warden,
Chairman
of the
Board of
Directors

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended December 31, 2005, by Mr. Warden, the only grantee of stock options during the year. At fiscal year-end, Mr. Warden had exercised no stock options and none of his options was in-the-money.

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

      (a)          (b)          (c)              (d)                (e)
                                               Number Of
                                              Securities         Value Of
                                              Underlying        Unexercised
                                              Unexercised      In-The-Money
                                           Options/SAR's At   Options/SARs At
                Shares         Value           FY-End (#)        FY-End ($)
              Acquired On     Realized        Exercisable/      Exercisable/
    Name      Exercise (#)       ($)         Unexercisable      Unexercisable
-----------------------------------------------------------------------------
William T.        -0-           $-0-           500,000             $-0-
Warden,
Chairman
of the
Board of
Directors

Compensation Plans

         We have two compensation plans, the Savoy Resources Capital Investments, Inc. Stock Option Plan adopted in January of 2004 and the Savoy Resources Capital Investments, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 adopted in December of 2003, which we have used to compensate consultants with stock options or restricted stock. Nine hundred ninety-nine shares of common stock remain available for issuance under the 2003 plan and no shares are available for issuance under the 2004 plan. None of our current executive officers or directors has received any compensation under either plan, except Mr. Weiguo Lang, a director, who, during the 2004 fiscal year, received and exercised options to purchase 1,500,000 shares of common stock at $.033 under the 2004 plan.

         On August 4, 2005, we granted a stock option exercisable to purchase 500,000 shares of common stock at $0.02 per share on or before August 8, 2008, to Mr. William T. Warden, Chairman of the Board of Directors. On January 1, 2006, we granted stock options exercisable to purchase 1,000,000 shares of common stock at $0.08 per share on or before January 1, 2009, to each of Inteco Holdings, a company owned by Mr. Arthur Johnson, our President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Tinjian Chinaquantum Investment and Trade Co., a company owned by Mr. Weiguo Lang, a director, and Pagentry Place Investments, a company owned by Ms. Patricia Cudd, a consultant, and an option exercisable to purchase 500,000 shares of common stock on the same terms to Mr. Warden. We granted the options without the approval of our stockholders.

         Except for the above-described compensation plans and arrangements, we do not, at present, provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans. However, we may establish various executive incentive plans and programs in the future. The provisions of these plans and programs will be at the discretion of our Board of Directors.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the ownership of our common stock as of May 22, 2006, by each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Except as otherwise indicated, each stockholder named in the table has sole voting and investment power with respect to the shares beneficially owned.

                                                   Shares             Percent
    Name and Address of                         Beneficially             of
     Beneficial Owner                              Owned               Class
------------------------------                  -------------          ------

EIB Capital Corp.
1037 42nd Street
Brooklyn, New York 11219                         21,320,000 (1)         24.9%

Alpha Capital Aktiengesellschaft
Pradafant 7
9490 Furstentums
Vaduz, Lichtenstein                              11,180,107 (2)         14.5%

SDM Consultant Corp.
1418 65th Street
Brooklyn, New York 11219                          7,000,000             10.1%

KLM Consulting
3090 O'Hara Lane
Surrey, British Columbia
Canada V4A 3E7                                    6,900,000 (3)          9.4%

Jean Guy Lambert
1801 McGill College Avenue, Suite #1325
Montreal, Quebec
Canada H3A 2N4                                    6,000,000 (4)          8.2%

Patricia Cudd
18826 Pagentry Place
Monument, Colorado 80132                          4,090,000 (5)          5.8%

Robert Slavik
26 Rue Saint Andre des Arts
Paris, France 75006                               4,000,000 (7)          5.8%

Weiguo Lang
Suite 22A, 22nd Floor, Linda Building
8 East Tucheng Road
Beijing, China                                    4,000,000 (6)          5.7%

Whalehaven Capital Fund Limited
3rd Floor, 14 Par-Laville Road
Hamilton, Bermuda HM08                            3,692,600 (8)          5.1%

Arthur Johnson
18 George Avenue
2128 Rivonia
Johannesburg, RSA                                 1,500,000 (9)          2.1%

William T. Warden
43 Sunrise Way, Rural Route 1
Priddis, Alberta
Canada TOL 1WO                                    1,000,000 (10)         1.4%

All Executive Officers and
  Directors as a Group (three
  persons)                                        6,500,000              9.2%
------------------

         (1) Includes 5,600,000 shares of common stock issuable upon the exercise of series A warrants on or before February 7, 2008, of which five series A warrants are exercisable to purchase seven shares of common stock for $1.40; 5,600,000 shares of common stock issuable upon the exercise of series B warrants on or before February 7, 2009, of which five series B warrants are exercisable to purchase seven shares of common stock for $2.80; 1,200,000 shares of common stock issuable upon the exercise of series C warrants on or before February 7, 2009, of which ten series C warrants are exercisable to purchase three share of common stock for $0.60; 1,680,000 shares of common stock issuable upon the exercise of series A warrants, of which five series A Warrants are exercisable to purchase seven shares of common stock for $1.40 on or before June 22, 2008, 1,680,000 shares of common stock issuable upon the exercise of series B warrants, of which five series B warrants are exercisable to purchase seven shares of common stock for $2.80 on or before June 22, 2009, and 360,000 shares of common stock issuable upon the exercise of series C warrants, of which ten series C warrants are exercisable to purchase three shares of common stock for $0.60.

         (2) Includes 4,250,000 shares of common stock issuable upon the conversion of a $425,000 principal amount, secured convertible note at $0.10 per share on or before November 5, 2006, 2,500,000 shares of common stock issuable upon the exercise of class D warrants at $0.28 per share on or before August 5, 2006, and 666,667 shares of common stock issuable upon the exercise of a warrant at $0.35 per share on or before March 28, 2008.

         (3) Includes 3,750,000 shares of common stock issuable upon the exercise of warrants at $0.20 per share on or before August 15, 2006.

         (4) Includes 2,000,000 shares of common stock issuable upon the exercise of series A warrants at $0.30 per share, and 2,000,000 shares of common stock issuable upon the exercise of series B warrants at $0.45 per share, on or before January 2, 2007.

         (5) Includes 1,590,000 shares of common stock owned of record by Pagentry Place Investments, Ltd., a corporation owned by Ms. Cudd, and 1,000,000 shares of common stock issuable upon the exercise of an option owned of record by Pagentry Place Investments at $0.08 per share on or before January 1, 2009.

         (6) Owned of record by Tinjian Chinaquantum Investment and Trade Co., Ltd., a corporation owned by Mr. Lang and includes 1,000,000 shares of common stock issuable upon the exercise of an option owned of record by Tinjian Chinaquantum Investment and Trade at $0.08 per share on or before January 1, 2009.

         (7) Subject to a stop transfer order pending an investigation of Mr. Slavik's actions during the period that he served as an executive officer and/or director.

         (8) Includes 2,000,000 shares of common stock issuable upon the conversion of a $200,000 principal amount, secured convertible note at $0.10 per share on or before November 5, 2006, and 1,176,471 shares of common stock issuable upon the exercise of class D warrants at $0.28 per share on or before August 5, 2006.

         (9) Owned of record by Inteco Holdings, Ltd., a corporation owned by Mr. Johnson and includes 1,000,000 shares of common stock issuable upon the exercise of an option at $0.08 per share on or before January 1, 2009.

         (10) Includes 500,000 shares of common stock issuable upon the exercise of an option at $0.08 per share on or before January 1, 2009, and 500,000 shares of common stock issuable upon the exercise of an option at $0.02 per share on or before August 4, 2008.

        As of May 22, 2006, there were 69,598,600 shares of common stock issued and outstanding, not including shares of common stock issuable upon the exercise of outstanding warrants and options. Messrs. Arthur Johnson, William T. Warden and Weiguo Lang serve as members of our Board of Directors. Mr. Johnson is our President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and Mr. Warden is Chairman of the Board of Directors.

         The following table sets forth certain information as of December 31, 2005, regarding the Savoy Capital Investments, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 and the stock options granted to Inteco Holdings, Mr. Warden, Tinjian Chinaquantum Investment and Trade and Pagentry Place Investments under which shares of our common stock are authorized for issuance. The plan was adopted, and the stock options were granted, without the approval of our stockholders. The material features of the plan are described on page 18 of this report under Item 5. "Market for Common Equity and Related Stockholder Matters," (c) "Securities Authorized for Issuance under Equity Compensation Plans."

                                                   Shares Remaining
                  Shares to Be Issued        Weighted-Average          Available for Future
                    Upon Exercise of         Exercise Price of       Issuance (Excluding Shares
Name of Plan      Outstanding Options       Outstanding Options      Reflected in First Column)
------------      -------------------       -------------------     ---------------------------
Savoy Capital
Investments, Inc.
Non-Employee
Directors and
Consultants
Retainer Stock
Plan for the
Year 2003                 N/A                           N/A                               999

Stock
Option of
Inteco
Holdings                 1,000,000                      $0.08                       1,000,000

Stock
Options of
William T.
Warden                   1,000,000                      $0.05                       1,000,000

Stock
Option of
Tinjian
Chinaquantum
Investment
and Trade                1,000,000                      $0.08                       1,000,000

Stock
Option of
Pagentry Place
Investments              1,000,000                      $0.08                       1,000,000


Item 12. Certain Relationships and Related Transactions

         On January 19, 2004, we issued 22,500,000 shares of common stock to Mr. Geoffrey Armstrong in exchange for his shares of Siranna, representing 97% of Siranna's outstanding shares. Mr. Armstrong acquired the shares from Siranna in consideration for services performed by him in connection with the organization of the company on September 24, 2002, valued at a nominal amount. The acquisition resulted in a change of control of Savoy Resources and, as a result of the transaction, Siranna, a private Madagascar company, became a 97%-owned subsidiary of Savoy Resources. Siranna owned two gemstone exploration properties totaling 12.5 square kilometers located in northern Madagascar, together with permits allowing for full resource exploitation and gemstone exportation. On October 18, 2004, Mr. Armstrong transferred 21,000,000 of said 22,500,000 shares to Mr. Robert Slavik. On April 23, 2005, Savoy Resources sold its 97% equity interest in Siranna to Mr. Slavik in consideration for his agreement to the cancellation and return to treasury of 19,000,000 of the 21,000,000 shares of common stock, the retention by Mr. Slavik of 2,000,000 of said shares and the issuance to him of 2,000,000 additional shares of common stock. Mr. Slavik resigned as an officer and director of Savoy Resources on May 10, 2005. The 4,000,000 shares in Mr. Slavik's name are subject to a stop transfer order entered in our stock transfer records pending the outcome of an investigation by outside legal counsel of his actions as an executive officer and director and otherwise in connection with Savoy Resources.

         In early January of 2004, we granted to Mr. Slavik options exercisable to purchase 13,500,000 shares of our common stock. These options were exercised to purchase a total of 12,900,000 shares of common stock for $430,000, or $0.033 per share, during the period from January 29 through April 29, 2004. In late June of 2004, we cancelled and re-issued 5,281,625 of these shares of common stock to Mr. Slavik and we issued an additional 500,000 shares of common stock to him upon the exercise of options to purchase the shares for $16,667, or $0.033 per share. Of these 5,781,625 shares of common stock, 5,181,625 shares were cancelled and returned to treasury on May 11, 2005. The 4,000,000 shares of common stock held by Mr. Slavik, including 2,000,000 shares retained by him from the Siranna transaction and 2,000,000 newly-issued shares, representing approximately 5.6% of our outstanding common stock, are subject to a stop transfer order pending the outcome of an investigation of Mr. Slavik's actions during the period that he served as an executive officer and/or director of Savoy Resources.

         In early January of 2004, we granted to Tianjin Chinaquantum Investment and Trade, a corporation owned by Mr. Weiguo Lang, a director of Savoy Resources, options exercisable to purchase 1,500,000 shares of our common stock. These options were exercised to purchase all 1,500,000 underlying shares of common stock for $50,000, or $0.033 per share, on February 26, 2004. On August 4, 2005, we issued 500,000 shares of common stock to Tianjin Chinaquantum Investment and Trade for services performed for Savoy Resources valued at $120,000, or $0.24 per share. On January 1, 2006, we granted an option to Tianjin Chinaquantum Investment and Trade exercisable to purchase 1,000,000 shares of common stock at $0.08 per share on or before January 1, 2009. On April 29, 2006, we issued 1,000,000 shares of common stock to Tianjin Chinaquantum Investment and Trade for expenses incurred for our benefit through December 31, 2005, estimated at $45,000, or $0.045 per share. The 4,000,000 shares owned by Tianjin Chinaquantum Investment and Trade, including 1,000,000 shares underlying the option, represent approximately 5.6% of our outstanding common stock.

         On August 1, 2004, we issued 750,000 shares of common stock to Ms. Patricia Cudd, of Cudd & Associates, our corporate and securities counsel, for the performance of legal services valued at $150,000, or $0.20 per share. On February 28, 2005, we issued 1,500,000 shares of common stock to Ms. Cudd for the performance of legal services valued at $255,000, or $0.17 per share. On August 4, 2005, we issued 500,000 shares of common stock to Pagentry Place Investments, a corporation owned by Ms. Cudd, for services valued at $120,000, or $0.24 per share. On January 1, 2006, we granted an option to Pagentry Place Investments exercisable to purchase 1,000,000 shares of common stock at $0.08 per share on or before January 1, 2009. On April 29, 2006, we issued 1,000,000 shares of common stock to Pagentry Place Investments for expenses incurred for our benefit through December 31, 2005, estimated at $45,000, or $0.045 per share. As of the date of this report, Pagentry Place Investments and Ms. Cudd together own 4,090,000 shares of common stock, including 1,000,000 shares underlying the option, representing approximately 5.8% of our outstanding common stock.

         On August 16, 2004, we issued 3,750,000 units, each unit consisting of one share of common stock and one warrant exercisable to purchase one share of common stock at $0.20 per share on or before August 15, 2006, to KLM Consulting for $300,000 in cash, or $0.08 per unit. After giving effect to exercise of the warrants to purchase a total of 3,750,000 shares of common stock, KLM Consulting owns 7,500,000 shares, representing 9.4% of our outstanding common stock.

         On November 12, 2004, we issued 5,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.20 per share on or before November 11, 2007, and one series B warrant exercisable to purchase one-half share of common stock on or before November 11, 2008, of which two series B warrants are exercisable to purchase one share of common stock for $0.40, to EIB Capital Corp. Of the $600,000 purchase price for the units, we received $305,000 on or about November 12, 2004, and $175,000 during the period from December through May of 2005. On February 8, 2005, we increased the number of shares of common stock underlying the series A warrants from 5,000,000 to 7,000,000 shares and the number of shares underlying the series B warrants from 2,500,000 to 7,000,000 shares, and extended the term of the series A warrants through February 7, 2008, and the term of the Series B warrants through February 7, 2009. Additionally, we included in the units series C warrants exercisable to purchase 360,000 shares of common stock on or before February 7, 2009, of which ten series C warrants are exercisable to purchase three shares of common stock for $0.60. As consideration for the increase in the number of shares of common stock underlying the series A and B warrants, the inclusion of the series C warrants in the units and the grant of registration rights for the securities, EIB Capital provided us with an undertaking in the amount of $700,000 to fund the second payment due under our joint venture agreement with the First Institute of Heilongjiang Province, China, and a commitment for $200,000 in working capital to be made available upon mutually acceptable terms and conditions based upon market conditions. On May 10, 2005, we cancelled and returned to treasury 20% of the units issued to EIB Capital, leaving 4,000,000 units consisting of 4,000,000 shares of common stock, 5,600,000 shares of common stock underlying the series A warrants, 5,600,000 shares of common stock underlying the series B warrants and 1,200,000 shares underlying the series C warrants included in the units. On June 23, 2005, we issued to EIB Capital for $120,000 in cash, or $0.12 per unit, an additional 1,200,000 units, which units consist of 1,200,000 shares of common stock, series A warrants exercisable to purchase 1,680,000 shares of common stock on or before June 22, 2008, of which five series A warrants are exercisable to purchase seven shares of common stock for $1.40, series B warrants exercisable to purchase 1,680,000 shares of common stock on or before June 22, 2009, of which five series B warrants are exercisable to purchase seven shares of common stock for $2.80, and series C warrants exercisable to purchase 360,000 shares of common stock on or before June 22, 2009, of which ten series C warrants are exercisable to purchase three shares of common stock for $0.60. After giving effect to exercise of the series A, B and C warrants to purchase a total of 16,120,000 shares of common stock, EIB Capital owns 21,320,000 shares, representing approximately 24.8% of our outstanding common stock.

         On January 3, 2005, we issued 2,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.30 per share and one series B warrant exercisable to purchase one share at $0.45 per share, on or before January 2, 2007, to Mr. Jean Guy Lambert for $300,000 in cash, or $0.15 per unit. After giving effect to exercise of the warrants to purchase a total of 4,000,000 shares of common stock, Mr. Lambert owns 6,000,000 shares, representing 8.1% of our outstanding common stock.

         On March 29, 2005, we issued 1,333,333 units, each unit consisting of 1,333,333 shares of common stock and a warrant exercisable to purchase 666,667 shares of common stock at $0.35 per share on or before March 28, 2008, to Alpha Capital Aktiengesellschaft for $200,000 in cash, or $0.15 per unit. On August 5, 2005, we issued to Alpha Capital a 5% secured convertible note in the principal amount of $425,000, due August 5, 2006, convertible into 4,250,000 shares of common stock at a fixed conversion price of $0.17 per share, which was subsequently reduced to $0.10 per share, and class D warrants exercisable to purchase 2,500,000 shares of common stock at $0.28 per share on or before August 5, 2009, for $425,000 in cash. On May 16, 2006, we issued 2,430,107 shares of common stock to Alpha Capital pursuant to the agreement with the lenders. After giving effect to exercise of the warrants and conversion of the note, Alpha Capital owns 11,180,107 shares, representing approximately 12.0% of our outstanding common stock.

         On August 4, 2005, we issued 500,000 shares of common stock to Inteco Holdings, a corporation owned by Mr. Arthur Johnson, the President, the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and a director, for services performed for us valued at $120,000, or $0.24 per share. On January 1, 2006, we granted an option to Inteco Holdings exercisable to purchase 1,000,000 shares of common stock at $0.08 per share on or before January 1, 2009. After giving effect to exercise of the option, the 1,500,000 shares owned by Inteco Holdings represent approximately 2.1% of our outstanding common stock.

         On August 4, 2005, we granted an option exercisable to purchase 500,000 shares of common stock at $0.02 per share on or before August 4, 2008, to Mr. William T. Warden, Chairman of the Board of Directors and a director. On January 1, 2006, we granted an option to Mr. Warden exercisable to purchase 500,000 shares of common stock at $0.08 per share on or before January 1, 2009. After giving effect to exercise of the options, Mr. Warden owns 1,000,000 shares, representing 1.4% of our outstanding common stock.

         On August 4, 2005, we issued 2,000,000 shares of common stock to SDM Consultant Corp. for business consulting services performed for us. On April 29, 2006, we issued 5,000,000 shares of common stock to SDM Consultant at a purchase price of $0.015 per share for gross proceeds of $75,000. SDM Consultant owns 7,000,000 shares, representing 10% our outstanding shares, of common stock as of the date of this report.

         On August 5, 2005, we issued to Whalehaven Capital Fund a 5% secured convertible note in the principal amount of $200,000, due August 5, 2006, convertible into 2,000,000 shares of common stock at a fixed conversion price of $0.17 per share, which was subsequently reduced to $0.10 per share, and class D warrants exercisable to purchase 1,176,471 shares of common stock at $0.28 per share on or before August 5, 2009, for $200,000 in cash. On May 16, 2006, we issued 516,129 shares of common stock to Alpha Capital pursuant to the agreement with the lenders. After giving effect to exercise of the warrants and conversion of the note, Alpha Capital owns 3,692,600 shares, representing approximately 5.1% of our outstanding common stock.

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

     4.25* Stock Option Agreement dated August 4, 2005, between Savoy Resources Corp. and William T. Warden as to 500,000 shares of common stock.

     4.26* Stock Option Agreement dated January 1, 2006, between Savoy Resources Corp. and Inteco Holdings, Ltd., as to 1,000,000 shares of common stock.

     4.27* Stock Option Agreement dated January 1, 2006, between Savoy Resources Corp. and Tinjian Chinaquantum Investment and Trade Co., Ltd., as to 1,000,000 shares of common stock.

     4.28* Stock Option Agreement dated January 1, 2006, between Savoy Resources Corp. and Pagentry Place Investments, Ltd., as to 1,000,000 shares of common stock.

     4.29* Stock Option Agreement dated January 1, 2006, between Savoy Resources Corp. and William T. Warden as to 500,000 shares of common stock.

     4.30* Stock Option Agreement dated January 1, 2006, between Savoy Resources Corp. and Coldway, Ltd., as to 500,000 shares of common stock.

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

     10.13 Securities Purchase Agreement dated November 12, 2004, between Savoy Resources Corp. and EIB Capital Corp. as to 5,000,000 units, each unit consisting of one share of common stock, one series A warrant exercisable to purchase one share of common stock at $0.20 per share through November 11, 2007, and one series B warrant exercisable to purchase one-half share of common stock through November 11, 2008, of which two series B warrants are exercisable to purchase one share of common stock for $0.40. (Incorporated in this report by reference to exhibit 10.13 to the annual report on Form 10-KSB filed on May 20, 2005.)

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

    10.29 Settlement Agreement dated July 5, 2005, between Savoy Resources Corp. and Wall Street Investor Resources Corp. (Incorporated in this report by reference to exhibit 10.28 to the quarterly report on Form 10-QSB filed on November 22, 2005.)

    10.30 Settlement Agreement dated October 5, 2005, between Savoy Resources Corp. and Thomas J. Deutsch Law Corporation. (Incorporated in this report by reference to exhibit 10.28 to the quarterly report on Form 10-QSB filed on November 22, 2005.)

    10.31* Executive Services Agreement dated as of January 1, 2006, between Savoy Resources Corp. and Arthur Johnson.

    10.32* Consulting Agreement dated as of January 1, 2006, between Savoy Resources Corp. and Weiguo Lang.

    10.33* Consulting Agreement dated as of January 1, 2006, between Savoy Resources Corp. and Patricia Cudd.

    10.34* Agreement for Sale and Purchase of Shares in Heilongjiang Savoy Minerals Co. Limited dated March 31, 2006, between Savoy Resources Corp. and Black Dragon Resources Ltd.

    10.35* Securities Purchase Agreement dated April 13, 2006, between Savoy Resources Corp. and SDM Consultant Corp. as to 5,000,000 shares of common stock.

    10.36* Agreement By and Among Savoy Resources Corp., Alpha Capital Aktiengesellschaft, Whalehaven Capital Fund Limited, CMS Capital and Osher Capital, Inc. dated as of May 16, 2006.

    14.0 Code of Ethics. (Incorporated in this report by reference to exhibit 14.0 to the annual report on Form 10-KSB filed on May 20, 2005.)

    31.1*      Certificate pursuant to Rule 13a-14a.

    32.1*      Certificate pursuant to 18 U.S.C. (xi)1350.

    99.1 Audit Committee Charter. (Incorporated in this report by reference to exhibit 99.1 to the annual report on Form 10-KSB filed on May 20, 2005.)

     99.2 Disclosure Committee Charter. (Incorporated in this report by reference to exhibit 99.1 to the annual Report on Form 10-KSB filed on May 20, 2005.)

------------------

*Filed herewith.

         (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2005.


Item 14. Principal Accountant Fees and Services.

         Stark, Winter, Schenkein & Co., LLP, independent registered public accountants, of 7535 East Hampden Avenue, Suite 109, Denver, Colorado 80231, served as our independent auditors for the fiscal year ended December 31, 2005. We paid Stark, Winter, Schenkein $10,688 in fees for the year ended December 31, 2005, for professional services rendered for the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-QSB and services that they normally provide in connection with statutory and regulatory filings or engagements for that fiscal year.

         We established a separately-designated, standing audit committee in January of 2004, which presently consists of all three members of our Board of Directors. Under procedures established by the Board of Directors, the audit committee pre-approves all audit and non-audit services performed by our independent auditor to ensure that the provisions of these services do not impair the auditor's independence.

         Each year, the audit committee reviews with management and the independent auditor the types of services that are likely to be required throughout the year. Those services are comprised of four categories, including audit services, audit-related services, tax services and all other permissible services. At that time, the audit committee pre-approves a list of specific services that may be provided within each of these categories, and sets fee limits for each specific service or project. Management is then authorized to engage the independent auditor to perform the pre-approved services as needed throughout the year, subject to providing the audit committee with regular updates. The audit committee reviews all billings submitted by the independent auditor on a regular basis to ensure that the services do not exceed pre-defined limits. The audit committee reviews and approves in advance, on a case-by-case basis, all other projects, services and fees to be performed by or paid to the independent auditor. The audit committee also approves in advance any fees for pre-approved services that exceed the pre-established limits, as described above.

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

     o    internal audit outsourcing services;

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

                                 SAVOY RESOURCES CORP.



Date:  May 22, 2006              By: /s/ Arthur Johnson
                                     -------------------------------------------
                                     Arthur Johnson, President, Chief Executive
                                     Officer, Chief Financial Officer and
                                     Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date:  May 22, 2006                  /s/ Arthur Johnson
                                     -------------------------------------------
                                     Arthur  Johnson, President, Chief Executive
                                     Officer, Chief Financial  Officer,
                                     Principal Accounting Officer and  Director
                                    (Principal Executive, Financial  and
                                     Accounting Officer)