Form 10QSB
period 2006-03-31
SAVOY RESOURCES CORP
filed 2006-07-28
CIK 1113190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                        Commission file number 000-032103

                              Savoy Resources Corp.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                         84-1522003
 ------------------------------                           ---------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 69,848,600 shares of common stock, $0.001 par value per share, outstanding as of July 27, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                              Savoy Resources Corp.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2006
                                   (Unaudited)

                                     Assets
CURRENT ASSETS
     Cash                                                           $     4,840
                                                                    -----------


         Total current assets                                       $     4,840
                                                                    ===========





                      Liabilities & Stockholders' (Deficit)

Current Liabilities
     Accounts payable                                               $   409,027
     Accrued interest                                                    25,320
     Related party payable                                              300,769
     Advance payable                                                     34,285
     Convertible notes payable, net of debt discount                    516,667
                                                                    -----------
         Total current liabilities                                    1,286,068
                                                                    -----------


Stockholders' (Deficit)
     Preferred stock, $0.001 par value; 10,000,000 shares
         authorized; no shares issued and outstanding                        --
     Common stock, $0.001 par value; 100,000,000 shares
         authorized; 61,515,267 shares issued and outstanding            61,515
     Additional paid-in capital                                       5,805,597
     Warrants                                                           140,000
     Stock subscriptions                                                100,000
     (Deficit) accumulated in the development stage                  (7,388,340)
                                                                    -----------
                                                                     (1,281,228)
                                                                    -----------

                                                                    $     4,840
                                                                    ===========


            See the accompanying notes to the financial statements.


                              Savoy Resources Corp.
                          (A Development Stage Company)
                            Statements of Operations
                 Three Months Ended March 31, 2006 and 2005, and
        the Period From Inception (September 24, 2002) to March 31, 2006
                                   (Unaudited)

                                                               Three Months Ended        Inception to
                                                            March 31,        March 31,     March 31,
                                                              2006            2005           2006
                                                          ------------    ------------    ------------
Revenues                                                  $         --    $         --    $         --
                                                          ------------    ------------    ------------
Operating Expenses
         General and administrative                             96,361         805,267       2,886,033
         Consulting - stock based compensation                      --              --       1,829,610
         Mineral property exploration and
           development expenses                                     --              --       1,026,582
                                                          ------------    ------------    ------------
                                                                96,361         805,267       5,742,225
                                                          ------------    ------------    ------------

Operating (Loss)                                               (96,361)       (805,267)     (5,742,225)
                                                          ------------    ------------    ------------
Other Income (Expense)
         Write-off joint venture                                    --              --         (45,759)
         Write-off fixed assets and advances receivable             --              --        (120,459)
         Loss on disposal of subsidiary, Siranna                    --              --        (334,719)
         Gain on settlement of account payable                      --              --          14,833
         Legal settlement                                           --              --        (618,023)
         Non-cash interest expense                            (193,750)             --        (516,667)
         Interest expense                                       (9,688)             --         (25,321)
                                                          ------------    ------------    ------------
                                                              (203,438)             --      (1,646,115)
                                                          ------------    ------------    ------------

Net (Loss)                                                $   (299,799)   $   (805,267)   $ (7,388,340)
                                                          ============    ============    ============

Weighted Average Shares Outstanding
  Basic and Diluted                                         61,515,267      79,020,000
                                                          ============    ============
(Loss) Per Common Share
  Basic and Diluted                                       $      (0.00)   $      (0.01)
                                                          ============    ============

            See the accompanying notes to the financial statements.



                              Savoy Resources Corp.
                          (A Development Stage Company)
                            Statements of Cash Flows
    Three Months Ended March 31, 2006 and 2005 and the Period From Inception
                     (September 24, 2002) to March 31, 2006
                                   (Unaudited)

                                                              Three Months Ended       Inception to
                                                            March 31,     March 31,      March 31,
                                                              2006          2005           2006
                                                          -----------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 NET CASH (USED IN) OPERATING ACTIVITIES                  $        --   $  (190,650)   $(2,201,898)
                                                          -----------   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Cash acquired in reverse acquisition of Savoy            --            --            169
          Advances to joint venture                                --            --        (45,759)
          Advances to Heilongjiang Joint Venture                   --            --     (1,000,000)
          Purchase of equipment                                    --            --        (46,586)
                                                          -----------   -----------    -----------

 NET CASH (USED IN) INVESTING ACTIVITIES                           --            --     (1,092,176)
                                                          -----------   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
          Bank overdraft                                           --        (1,710)            --
          Common stock issued for cash and stock
            subscriptions received                                 --       349,000      2,252,360
          Related party advances                                   --            --        237,269
          Convertible note                                         --            --        775,000
          Loan payable                                             --            --         34,285
                                                          -----------   -----------    -----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                         --       347,290      3,298,914
                                                          -----------   -----------    -----------

INCREASE IN CASH                                                   --       156,640          4,840

CASH, BEGINNING OF THE PERIOD                                   4,840            --             --
                                                          -----------   -----------    -----------

CASH, END OF THE PERIOD                                   $     4,840   $   156,640    $     4,840
                                                          ===========   ===========    ===========



            See the accompanying notes to the financial statements.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE 1 - NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

The Company is a precious metals and mineral exploration and development company. The Company presented its financial statements on a consolidated basis through April 23, 2005, the date that it sold its 97% interest in Societe Siranna S.A.R.L. ("Siranna").

The Company is in the exploration stage of its mineral property exploration and development. To date, the Company has not generated any revenues from operations and significant future operating losses are anticipated. The Company's continuance of operations and evolution to operating status are contingent on raising additional capital to finance the acquisition, exploration and development of mineral properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates funding its operations for the next twelve months, as required, through equity financings and related party advances. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should also be read in conjunction with the audited financial statements as at December 31, 2005, included in the Form 10-KSB.

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

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


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

On April 23, 2005, Savoy sold its 97% equity interest in Siranna to Mr. Robert Slavik, a former officer and director who owns approximately 6% of the Company's common stock, in consideration for his cancellation and return to treasury of 19,000,000 shares from his position of 21,000,000 shares of Savoy. As part of this agreement, Savoy issued 2,000,000 new shares of common stock to Slavik. The shares retained by Mr. Slavik and the newly-issued shares are restricted pursuant to Rule 144 of the General Rules and Regulations under the Securities Act of 1933. During the year ended December 31, 2005, the Company recorded a loss on the sale of Siranna of $334,719. The loss consists of the write off of the investment in Siranna of $22,500, advance to Siranna of $244,000 and the accumulated losses of Siranna of $68,219.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2006, the Company incurred directors' fees of $3,500 and consulting fees to directors and former directors of $60,000. In addition, $300,769 is due to related parties at March 31, 2006, for operating advances and expenses paid on behalf of the Company. All the amounts are non-interest bearing and have no stated repayment terms.


NOTE 5 - LEGAL PROCEEDINGS

In December 2004, nine plaintiffs filed a civil action, Case Number 04CV4894, styled Byron Hampton, Floyd Wandler, Ryan Wandler, Louis Gheyle, Dimka Boussy, 676538 B.C. Ltd., Donna Koop, Cathy Tough and Platinum Resource Holding (sic), Inc., Plaintiffs, versus Savoy Resources Corp., Robert Slavik, Weiguo Lang, Patricia Cudd, Zhengli (sic) (Charles) Ge, Daniel S. McKinney and PacWest Transfer, LLC, Defendants, in the District Court of El Paso County, Colorado (the "Civil Action"), against seven defendants, including Savoy, the Company's President/Chief Executive Officer and Board of Directors, its transfer agent and its legal counsel. The plaintiffs claimed that the defendants wrongfully cancelled and otherwise dispossessed them of a total of 17,867,250 shares of common stock of Savoy owned collectively by them (the "Shares"). The Company denied the allegations and filed a counterclaim against Mr. Floyd Wandler alleging that he breached his fiduciary duty to Savoy. In January 2005, the Court granted a temporary restraining order enjoining the defendants from taking any action whatsoever with respect to the Shares and any benefits obtained from them and ordering the defendants to immediately provide a full accounting of any sales or other dispositions of the Shares and any benefits received from them. On May 13, 2005, Savoy and the other defendants, except Mr. Slavik (the "Settling Defendants"), entered into a Settlement Agreement and Mutual Release with the plaintiffs providing for dismissal with prejudice by the plaintiffs of their pending claims and counterclaims against the Settling Defendants and the Settling Defendants' dismissal with prejudice of their pending claims and counterclaims against the plaintiffs in the Civil Action and against two of the plaintiffs and two other individuals, as the defendants, in the civil action number 04-cv-00290-EWN-CBS styled Savoy Resources Corp., a Colorado corporation, Plaintiff, versus Floyd Wandler, Byron Hampton, Michael Gheyle and Robert Welch, Defendants, filed in the United States District Court for the District of Colorado. Savoy filed this case in February of 2005 against the defendants seeking their disgorgement of short swing profits from purchases and sales of common stock of Savoy in violation of Section 16(b) of the Securities Exchange Act of 1934. As part of the settlement, the plaintiffs agreed to the cancellation and return to treasury of 8,055,000 shares of common stock subject to the Civil Action. The balance of 4,000,000 shares have been placed into escrow and released to the plaintiffs at the rate of 50,000 shares per week on the first day of each week commencing September 1, 2005, through April 2007. The 4,000,000 shares were valued at the closing price on the day of the settlement, $0.15 per share.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


NOTE 6 - CONVERTIBLE NOTES

On August 5, 2005, the Company entered into the Subscription Agreement among Savoy Resources Corp., Alpha Capital Aktiengesellschaft, Whalehaven Capital Fund Limited, CMS Capital and Osher Capital Inc. (collectively, the "Subscribers"), pursuant to which we issued and sold (i) Secured Convertible Notes in the aggregate principal amount of $775,000, due August 5, 2006, bearing simple interest at the rate of five per cent per annum and convertible into a total of 4,558,824 shares of common stock at a fixed conversion price of $0.17 per share and (ii) Class D Common Stock Purchase Warrants exercisable to purchase a total of 4,558,824 shares of common stock at an exercise price of $0.28 per share for a period of four years through August 5, 2009, for a total purchase price of $775,000 in cash. Savoy Resources agrees that the conversion price set forth in section 2.1 (b) of the notes is reduced to $0.10, subject to adjustment as described therein. Alpha Capital owns, separate from the Note and the Class D Warrant, 1,333,333 shares, and warrants exercisable to purchase 666,667 shares, of our common stock. The closing of the transaction occurred on August 5, 2005. Pursuant to the Security Agreement dated August 5, 2005, among Savoy Resources and the Subscribers, the Notes are secured by all of our assets (collectively, the "Collateral"), including, but not limited to, accounts, goods, real and personal property, all present and future books and records relating to the Collateral and all products and proceeds of the Collateral. Heilongjiang Savoy Minerals Co., Ltd., a then 40%-owned subsidiary of Savoy Resources, entered into the Guaranty Agreement dated August 5, 2005, providing for Helongjiang Savoy Minerals to guarantee payment of the Subscribers' loans and performance under the Notes, the Subscription Agreement and all other agreements relating to the sale and issuance of the Notes and the Class D Warrants. As part of the transactions, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission to register a total of 9,345,590 shares of common stock issuable upon conversion of the Notes and exercise of the Warrants within 45 days, and cause it to be declared effective within 150 days, after the closing date. The terms of the private placement of the securities to the Subscribers were approved and authorized by our board of directors. Financing fees of 8% or $62,000 were paid relating to the sale and issuance of the securities.

The warrants were valued using the Black Scholes option pricing model based on the market price of the common stock at the date of the Subscription Agreement. The value of the embedded beneficial conversion feature and the warrants of $775,000 has been allocated to additional paid in capital. This amount will be amortized over 12 months commencing August 5, 2005. Amortization expense during quarter ended March 31, 2006 was $193,750, resulting in convertible notes payable net of debt discount of $516,667 at March 31, 2006.


NOTE 7 - LEGAL SETTLEMENT

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

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


NOTE 8 - SUBSEQUENT EVENTS

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

The Company is presently in default of the terms and conditions of the May 16, 2006, agreement with the lenders because of its failure to pay them the sum of $150,000 by June 7, 2006; its failure to issue and deliver 1,333,333 restricted shares of its common stock to Alpha Capital and 2,000,000 restricted shares of common stock to the lenders by June 8, 2006; and its failure to file the registration statement by June 30, 2006, covering the shares of its common stock owned by Alpha Capital and to be issued to the lenders and underlying the lenders' notes and warrants. Accordingly, the lenders may demand that the Company cause its directors to resign at any time or the existing board of directors may resign voluntarily, upon the occurrence of either of which events the lenders would replace the Company's directors with directors of their choice. If either event occurs, the Company's current directors will have no further control over Savoy Resources and the new board of directors will manage the Company's business operations commencing on the date of the resignation of its directors. However, the lenders have not yet demanded that the Company's current board of directors resign and these individuals continue to service in office currently.

                              SAVOY RESOURCES CORP.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

     Until early January of 2004, when we acquired a 97% interest in Siranna, a private Madagascar company that owned two gemstone exploration properties in northern Madagascar together with full resource exploitation and gemstone exportation permits, we were engaged in the residential and commercial mortgage brokerage business. In March of 2004, we entered into a joint venture agreement with the First Institute of Heilongjiang Province, China, for the purpose of conducting gold and other mineral exploration and development in China. The joint venture was organized in June of 2004 with the formation of Helongjiang Savoy Minerals under the laws of China. Through the date of this report, we have contributed $1,000,000, out of a total of $3,500,000 in capital contributions required through December 31, 2006, to the joint venture. On April 23, 2005, we sold our 97% equity interest in Siranna to a former executive officer and director who owns approximately 5.6% of our outstanding common stock. On March 31, 2006, we entered into an agreement to sell our 40% equity interest in Heilongjiang Savoy Minerals to Black Dragon Resources Ltd., an unrelated company. We received the initial $50,000 payment under the agreement, but we failed to receive an additional $200,000 because Black Dragon Resources decided not to proceed with its investment in the joint venture.

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

     Since negotiating the agreement to sell our interest in the China joint venture and the above-described agreement with our lenders, we have focused our efforts upon other mineral prospects, including a Canadian gold prospect, a copper and cobalt leaching prospect in South Africa and other potential gold and other mineral prospects in China. Management was in advanced negotiations with a closely-held, Canadian company to acquire a property with proven placer gold reserves of at least $1,000,000 located in the Yukon Territory in northwestern Canada. The terms of the purchase we originally negotiated involved no cash outlay. However, this company is now requiring payment of a minimum of $800,000 in cash in order to consummate the purchase. Accordingly, unless we are successful in raising these funds, we no longer expect to be able to purchase this property. We are required to consummate the acquisition of a gold and/or oil property with an asset value on our balance sheet of not less than $1,000,000 prior to July 31, 2006, under the terms of the agreement with our lenders. We anticipate that we will need at least $1,000,000 to consummate the proposed acquisition of an equity interest in the South African copper and cobalt leaching prospect under consideration.

     We are presently in default of the terms and conditions of the May 16, 2006, agreement with the lenders because of our failure to pay them the sum of $150,000 by June 7, 2006; our failure to issue and deliver 1,333,333 restricted shares of our common stock to Alpha Capital and 2,000,000 restricted shares of common stock to the lenders by June 8, 2006; and our failure to file the registration statement by June 30, 2006, covering the shares of our common stock owned by Alpha Capital and to be issued to the lenders and underlying the lenders' notes and warrants. Accordingly, the lenders may demand that we cause our directors to resign at any time. If we are able to satisfy the terms and conditions of the agreement with the lenders described above such that our current board of directors continues in office or the lenders choose to continue our directors in office despite our failure to satisfy any term or condition of the agreement, the likelihood of our success will depend upon our ability:

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

If we fail to meet the milestones described in the May 16, 2006, agreement with our lenders, our existing board of directors may resign, upon which event the lenders would replace our directors with directors of their choice. If this occurs, our current directors will have no further control over Savoy Resources and the new board of directors will manage our business operations commencing on the date of the resignation of our directors. We failed to pay the sum of $150,000 to the lenders by June 7, 2006, to issue and deliver 1,333,333 restricted shares of our common stock to Alpha Capital and 2,000,000 restricted shares of common stock to the lenders by June 8, 2006, and to file the registration statement by June 30, 2006, covering the shares of our common stock owned by Alpha Capital and to be issued to the lenders and underlying the lenders' notes and warrants, as required by the agreement. However, the lenders have not yet demanded that our current board of directors resign and these individuals continue to service in office as of the date of this report.

Plan of Operation

     We are presently seeking to raise $2,500,000 in funds over the next approximately six months in order to meet the milestones described in the agreement dated May 16, 2006, with the lenders, including acquiring the Canadian placer gold prospect under consideration or a comparable property with an asset value of $1,000,000 by July 31, 2006, to acquire an equity interest in the South African leaching prospect and to cover our operating expenses.

     We realized a net loss of $(299,799) for the quarter ended March 31, 2006, and a net loss of $(4,815,462) for the year ended December 31, 2005. We expect to continue to incur significant net losses from operations until we are successful, if ever, in establishing commercial mining operations and generating profits from these operations. Certain of the significant expenses that we incurred during the first quarter of the 2006 fiscal year include the following:

     o    general and administrative expenses totaling $96,361;

     o    non-cash interest expense of $193,750; and

     o    interest expense of $9,688.

General and administrative expenses decreased approximately 88%, from $805,267 for the quarter ended March 31, 2005, to $96,361 for the quarter ended March 31, 2006.

Cash Requirements

     We are seeking to raise a total of an additional $2,500,000 via equity and/or debt financing during the year ending December 31, 2006, which, if received, would be allocated to provide funding for the commencement of gold mining operations on the placer gold property in Canada's Yukon Territory that we had hoped to acquire, to acquire an interest in the copper and cobalt leaching prospect in South Africa under consideration and to meet our existing operating requirements. Because of the uncertainty in our business plan, we are unable to calculate with certainty the cost of our plan of operations over the next twelve months.

Capital Resources

     We presently have very limited working capital. Since January of 2006, we have been funded with $50,000 received from the sale of our equity interest in the China joint venture and $75,000 received from the sale of 5,000,000 shares. Unless we realize $2,500,000 from the exercise of outstanding warrants or loans, the funds received will not be sufficient to enable us to commence production on the placer gold prospect we had hoped to acquire in Canada, to finance the acquisition of the South African leaching prospect and to pay our operating expenses, and it will be necessary to raise additional funds in the next twelve months. Management believes that any short-term funds raised would be raised through the sale of our equity securities and/or a debt financing. We are currently exploring all available such financing alternatives, including, but not limited to, private and public securities offerings. There are no arrangements or commitments with respect to funding and we may not be able to obtain additional funding on acceptable terms, if at all. Even if we succeed in obtaining the funding necessary to acquire the Canadian placer gold property and to purchase an interest in the South African leaching prospect and establish commercial mining operations on either or both properties, this will not ensure that operations will be profitable. Further, the full implementation of our business plan over the long-term is dependent upon our ability to raise a sizable amount of additional capital from equity and/or debt financings and/or achieve profitable operations.

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

     In December of 2004, nine plaintiffs filed a civil action, case number 04CV4894, styled Byron Hampton, Floyd Wandler, Ryan Wandler, Louis Gheyle, Dimka Boussy, 676538 B.C. Ltd., Donna Koop, Cathy Tough and Platinum Resource Holding
(sic), Inc., Plaintiffs, versus Savoy Resources Corp., Robert Slavik, Weiguo Lang, Patricia Cudd, Zhengli (sic) (Charles) Ge, Daniel S. McKinney and PacWest Transfer, LLC, Defendants, in the District Court of El Paso County, Colorado, against seven defendants, including Savoy, the Company's President/Chief Executive Officer and board of directors, our former transfer agent and our legal counsel. The plaintiffs claimed that the defendants wrongfully cancelled and otherwise dispossessed them of a total of 17,867,250 shares of common stock of Savoy owned collectively by them. Defendant Savoy denied the allegations and filed a counterclaim against Mr. Floyd Wandler alleging that he breached his fiduciary duty to Savoy. In January of 2005, the Court granted a temporary restraining order enjoining the defendants from taking any action whatsoever with respect to the shares and any benefits obtained from them and ordering the defendants to immediately provide a full accounting of any sales or other dispositions of the shares and any benefits received from them. On May 13, 2005, Savoy and the other defendants, except Mr. Slavik, entered into a Settlement Agreement and Mutual Release with the plaintiffs providing for dismissal with prejudice by the plaintiffs of their pending claims and counterclaims against the defendants, except Mr. Slavik, and the defendants' dismissal with prejudice of their pending claims and counterclaims against the plaintiffs in case number 04CV4894 and against two of the plaintiffs and two other individuals, as the defendants, in the civil action number 04-cv-00290-EWN-CBS styled Savoy Resources Corp., a Colorado corporation, Plaintiff, versus Floyd Wandler, Byron Hampton, Michael Gheyle and Robert Welch, Defendants, filed in the United States District Court for the District of Colorado. This case, which was filed by Savoy in February of 2005 against the defendants seeking their disgorgement of short swing profits from purchases and sales of common stock of Savoy in violation of
Section 16(b) of the Securities Exchange Act of 1934, was dismissed on September 29, 2005. As part of the settlement of case number 04CV4894, the plaintiffs agreed to cancellation and return to treasury of 8,055,000 shares of common stock subject to the temporary restraining order. An additional 4,000,000 shares were impounded in escrow and are being released to the plaintiffs at the rate of 50,000 shares per week on the first day of each week commencing September 1, 2005, through the last week of April 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Not applicable.


Item 3. Defaults Upon Senior Securities.

     Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

     During the quarter covered by this report, no matters requiring a vote were submitted to security holders by means of the solicitation of proxies or otherwise.


Item 5. Other Information.

     (a) There is no information to be reported under this item with respect to which information is not otherwise called for by this form.

     (b) Not applicable.


Item 6.  Exhibits.

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

     4.25 Stock Option Agreement dated August 4, 2005, between Savoy Resources Corp. and William T. Warden as to 500,000 shares of common stock. (Incorporated in this report by reference to exhibit 4.25 to the annual report on Form 10-KSB filed on May 25, 2006.)

     4.26 Stock Option Agreement dated January 1, 2006, between Savoy Resources Corp. and Inteco Holdings, Ltd., as to 1,000,000 shares of common stock. (Incorporated in this report by reference to exhibit 4.26 to the annual report on Form 10-KSB filed on May 25, 2006.)

     4.27 Stock Option Agreement dated January 1, 2006, between Savoy Resources Corp. and Tinjian Chinaquantum Investment and Trade Co., Ltd., as to 1,000,000 shares of common stock. (Incorporated in this report by reference to exhibit 4.27 to the annual report on Form 10-KSB filed on May 25, 2006.)

     4.28 Stock Option Agreement dated January 1, 2006, between Savoy Resources Corp. and Pagentry Place Investments, Ltd., as to 1,000,000 shares of common stock. (Incorporated in this report by reference to exhibit
          4.28 to the annual report on Form 10-KSB filed on May 25, 2006.)

     4.29 Stock Option Agreement dated January 1, 2006, between Savoy Resources Corp. and William T. Warden as to 500,000 shares of common stock. (Incorporated in this report by reference to exhibit 4.29 to the annual report on Form 10-KSB filed on May 25, 2006.)

     4.30 Stock Option Agreement dated January 1, 2006, between Savoy Resources Corp. and Coldway, Ltd., as to 500,000 shares of common stock. (Incorporated in this report by reference to exhibit 4.30 to the annual report on Form 10-KSB filed on May 25, 2006.)

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

    10.29 Settlement Agreement dated July 5, 2005, between Savoy Resources Corp. and Wall Street Investor Resources Corp. (Incorporated in this report by reference to exhibit 10.29 to the quarterly report on Form 10-QSB filed on November 22, 2005.)

    10.30 Settlement Agreement dated October 5, 2005, between Savoy Resources Corp. and Thomas J. Deutsch Law Corporation. (Incorporated in this report by reference to exhibit 10.30 to the quarterly report on Form 10-QSB filed on November 22, 2005.)

    10.31 Executive Services Agreement dated as of January 1, 2006, between Savoy Resources Corp. and Arthur Johnson. (Incorporated in this report by reference to exhibit 10.31 to the annual report on Form 10-KSB filed on May 25, 2006.)

    10.32 Consulting Agreement dated as of January 1, 2006, between Savoy Resources Corp. and Weiguo Lang. (Incorporated in this report by reference to exhibit 10.32 to the annual report on Form 10-KSB filed on May 25, 2006.)

    10.33 Consulting Agreement dated as of January 1, 2006, between Savoy Resources Corp. and Patricia Cudd. (Incorporated in this report by reference to exhibit 10.33 to the annual report on Form 10-KSB filed on May 25, 2006.)

    10.34 Agreement for Sale and Purchase of Shares in Heilongjiang Savoy Minerals Co. Limited dated March 31, 2006, between Savoy Resources Corp. and Black Dragon Resources Ltd. (Incorporated in this report by reference to exhibit 10.34 to the annual report on Form 10-KSB filed on May 25, 2006.)

    10.35 Securities Purchase Agreement dated April 13, 2006, between Savoy Resources Corp. and SDM Consultant Corp. as to 5,000,000 shares of common stock. (Incorporated in this report by reference to exhibit
          10.35 to the annual report on Form 10-KSB filed on May 25, 2006.)

    10.36 Agreement By and Among Savoy Resources Corp., Alpha Capital Aktiengesellschaft, Whalehaven Capital Fund Limited, CMS Capital and Osher Capital, Inc. dated as of May 16, 2006. (Incorporated in this report by reference to exhibit 10.36 to the annual report on Form 10-KSB filed on May 25, 2006.)

     14.0 Code of Ethics. (Incorporated in this report by reference to exhibit
          14.0 to the annual report on Form 10-KSB filed on May 20, 2005.)

     31.1* Certificate pursuant to Rule 13a-14a.

     32.1* Certificate pursuant to 18 U.S.C. (xi) 1350.

     99.1 Audit Committee Charter. (Incorporated in this report by reference to exhibit 99.1 to the annual report on Form 10-KSB filed on May 20, 2005.)

     99.2 Disclosure Committee Charter. (Incorporated in this report by reference to exhibit 99.2 to the annual Report on Form 10-KSB filed on May 20, 2005.)

------------------

*Filed herewith.


                                   SIGNATURES

     The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended March 31, 2006, have been included.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SAVOY RESOURCES CORP.



Date:  July 27, 2006                   By: /s/ Arthur Johnson
                                           ----------------------------
                                           Arthur Johnson, President,
                                           Chief Executive Officer,
                                           Chief  Financial Officer and
                                           Principal Accounting Officer